Form 10-Q
period 1996-03-31
STRATOSPHERE CORP
filed 1996-05-15
CIK 897743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _________ TO ________


                           Commission File No. 1-12030

                            Stratosphere Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                         88-0292318
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

     2000 Las Vegas Boulevard South
           Las Vegas, Nevada                                        89104
(Address of principal executive offices)                         (Zip Code)

                                 (702) 382-4446
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes X       No ______

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date.



               Class                               Outstanding at May 10, 1996
- - ------------------------------------              ------------------------------
   Common Stock, $.01 par value                           58,393,105





                            STRATOSPHERE CORPORATION

                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Part I.     FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets at March 31, 1996 and December 31, 1995               3

            Condensed Consolidated Statement of Operations for the three months ended March 31, 1996 and 1995 and for the period from January 1,
            1989 (inception) to March 31, 1996                                                          4

            Condensed Consolidated Statements of Stockholders' Equity for the period from
            January 1, 1989 (inception) to March 31, 1996                                               5

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and for the period from January 1,
            1989
            (inception) to March 31, 1996                                                              6-7

            Notes to Condensed Consolidated Financial Statements                                        8

Item 2.     Management's Discussion and Analysis of Financial Conditions and
            Results of Operations                                                                      9-12

Part II.    OTHER INFORMATION                                                                           13




                     STRATOSPHERE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 1996 and December 31,1995


                                                                                            1996             1995
                                                                                       -------------    -------------
                                                                                        (Unaudited)
                                          ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                     $  49,418,037    $  92,595,770
         Accounts receivable                                                               9,527,848        5,417,030
         Other current assets                                                              3,828,872        1,125,548
                                                                                       -------------    -------------
                   Total current assets                                                   62,774,757       99,138,348
                                                                                       -------------    -------------

PROPERTY AND EQUIPMENT:
         Land and improvements                                                            43,659,012       24,336,018
         Buildings                                                                        26,062,670       26,062,670
         Furniture and equipment                                                           6,636,332        3,324,251
         Construction in progress                                                        243,707,205      141,185,298
                                                                                       -------------    -------------
                                                                                         320,065,219      194,908,237
                                                                                       -------------    -------------

OTHER ASSETS:
         Restricted investments                                                           60,756,063      120,554,385
         Deferred debt issuance costs, net                                                12,922,818       13,431,279
         Deferred pre-opening costs                                                       12,159,881        5,796,862
         Deferred licensing costs                                                             76,420           76,420
                                                                                       -------------    -------------
                                                                                          85,915,182      139,858,946
                                                                                       -------------    -------------
                                                                                       $ 468,755,158    $ 433,905,531
                                                                                       =============    =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable - construction                                               $  39,097,011    $  33,523,612
         Accounts payable - trade                                                          1,092,186          338,745
         Affiliate payable                                                                 1,242,442          803,865
         Accrued expenses                                                                 12,015,471        3,949,545
                                                                                       -------------    -------------
                   Total current liabilities                                              53,447,110       38,615,767
                                                                                       -------------    -------------

LONG TERM DEBT                                                                           203,000,000      203,000,000
                                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value.  Authorized
                   10,000,000 shares; issued and outstanding none                                 --               --
         Common stock, $.01 par value
                   Authorized 100,000,000 shares; issued and
                   outstanding 58,255,676 and 56,361,117 shares, respectively                582,557          563,611
         Additional paid-in-capital and other                                            217,781,248      199,697,889
         Accumulated deficit during development stage                                     (6,055,757)      (7,971,736)
                                                                                       -------------    -------------
                   Total stockholders' equity                                            212,308,048      192,289,764
                                                                                       -------------    -------------

                                                                                       $ 468,755,158    $ 433,905,531
                                                                                       =============    =============


See accompanying notes to condensed consolidated financial statements.




                     STRATOSPHERE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended March 31   January 1, 1989
                                        ------------------------    (inception) to
                                           1996         1995         March 31, 1996
                                        ----------   -----------      ------------
Revenues:
      Rents                             $       --   $    10,000      $    121,500
      Interest                           2,367,642       667,673        11,393,269
      Other                                  8,877         8,166            54,373
                                        ----------   -----------      ------------
          Total revenues                 2,376,519       685,839        11,569,142
                                        ----------   -----------      ------------

Costs and expenses:
      Payroll and related expenses              --         1,165         1,178,128
      Professional fees                         --        44,177         1,415,456
      Property taxes                            --       135,198           200,875
      Interest, net                        344,047     1,283,419        12,627,546
      Licenses and fees                     37,500        51,698           398,823
      General and administrative               186       168,159         1,558,449
                                        ----------   -----------      ------------
          Total costs and expenses         381,733     1,683,816        17,379,277
                                        ----------   -----------      ------------

Other income/expenses:
      Loss on asset sales                       --            --           166,815
                                        ----------   -----------      ------------

Net income before taxes                  1,994,786      (997,977)       (5,976,950)
                                        ----------   -----------      ------------

Tax provision                               78,807            --            78,807
                                        ----------   -----------      ------------

Net income (loss)                       $1,915,979   $  (997,977)     $ (6,055,757)
                                        ==========   ===========      ============

Earnings (loss) per share of
    common stock                        $     0.03   $     (0.03)
                                        ==========   ===========



                    STRATOSPHERE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Additional                           Total
                                                       Common        Preferred         Paid-in        Accumulated      Stockholders'
                                                       Stock           Stock           Capital          Deficit           Equity
                                                   -------------        ----        -------------    -------------    -------------
Balances at January 1, 1989
       (inception)                                 $          --        $ --        $          --    $          --    $          --
Net loss                                                      --          --                   --         (370,678)        (370,678)
Contributions of capital (Note 1)                             --          --            1,910,201               --        1,910,201
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1989                                 --          --            1,910,201         (370,678)       1,539,523
Net loss                                                      --          --                   --         (340,709)        (340,709)
Contributions of capital (Note 1)                             --          --            1,475,206               --        1,475,206
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1990                                 --          --            3,385,407         (711,387)       2,674,020
Net loss                                                      --          --                   --         (403,359)        (403,359)
Contributions of capital (Note 1)                             --          --            2,195,153               --        2,195,153
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1991                                 --          --            5,580,560       (1,114,746)       4,465,814
Net loss                                                      --          --                   --         (634,442)        (634,442)
Contributions of capital (Note 1)                             --          --            4,196,179               --        4,196,179
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1992                                 --          --            9,776,739       (1,749,188)       8,027,551
Net loss                                                      --          --                   --       (1,281,332)      (1,281,332)
Contributions of capital (Note 1)                             --          --              289,811               --          289,811
Issuance of common stock                                      10          --                   --               --               10
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1993                                 10          --           10,066,550       (3,030,520)       7,036,040
Net loss                                                      --          --                   --         (278,166)        (278,166)
Contributions of capital (Note 1)                             --          --               69,337               --           69,337
Proceeds from initial public offering                    299,990          --           53,613,185               --       53,913,175
Cost of initial public offering                               --          --           (2,519,156)              --       (2,519,156)
Sale of common stock purchase
       warrants                                               --          --                  675               --              675
Preferential distribution to stockholder                      --          --          (20,209,840)              --      (20,209,840)
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1994                            300,000          --           41,020,751       (3,308,686)      38,012,065
Net loss                                                      --          --                   --       (4,663,050)      (4,663,050)
Sale of preferred stock to parent                             --          82           33,524,778               --       33,524,860
Issuance of common stock in payment
  of underwriting fees                                     8,000          --            3,992,000               --        4,000,000
Convert preferred to common stock                         82,500         (82)             (82,418)              --               --
Cost of initial public offering                               --          --              (23,570)              --          (23,570)
Adjustment to preferred distribution for
  cash received in lieu of Vegas World equipment              --          --              736,116               --          736,116
Adjustment to preferential distribution for the
  net book value of the gaming  equipment                     --          --                   --               --               --
  received in excess of purchase price                        --          --              490,725               --          490,725
Exercise of 26,500 stock options                             265          --              112,360               --          112,625
Exercise of 5,874,617 common stock
   purchase warrants                                      58,746          --           34,132,741               --       34,191,487
Proceeds from secondary stock offering                   112,600          --           89,199,400               --       89,312,000
Cost of secondary stock offering                              --          --           (4,841,904)              --       (4,841,904)
Purchase of land for common stock                          1,500          --            1,292,250               --        1,293,750
Unrealized holding gain on investment                         --          --              144,660               --          144,660
                                                   -------------        ----        -------------    -------------    -------------

Balances at December 31, 1995                            563,611          --          199,697,889       (7,971,736)     192,289,764
Net income                                                    --          --                   --        1,915,979        1,915,979
Exercise of 79,000 stock options                             790          --              334,960               --          335,750
Cost of secondary stock offering                              --          --             (242,243)              --         (242,243)
Purchase of land for common stock                         18,156          --           18,186,604               --       18,204,759
Unrealized holding loss on investment                         --          --             (195,962)              --         (195,962)
                                                   -------------        ----        -------------    -------------    -------------

Balances at March 31, 1996                         $     582,557        $ --        $ 217,781,248    $  (6,055,757)   $ 212,308,048
                                                   =============        ====        =============    =============    =============



See accompanying notes to condensed financial statements.

                    STRATOSPHERE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                            ------------------------------   January 31, 1989
                                                                                              (inception) to
                                                                 1996             1995        March 31, 1996
                                                            -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                         $   1,994,786    $    (997,977)   $  (5,976,950)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Amortization of debt issue costs                            238,403          130,296        1,956,612
      Loss on sale of property and equipment                           --               --          166,815
      Increase in accounts receivable                          (4,110,818)              --       (9,251,972)
      Increase in other current assets                         (2,703,324)        (876,322)      (4,104,749)
      Increase (decrease) in accounts payable                   1,192,018         (287,508)       2,334,628
      Increase in accrued expenses                              7,987,119        1,812,862       11,936,664
                                                            -------------    -------------    -------------
        Net cash used in provided by operating activities       4,598,184         (218,649)      (2,938,952)
                                                            -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of U.S. Treasury Bills                                      --               --      (39,625,167)
  Redemption of U.S. Treasury Bills                                    --               --       39,625,167
  Purchase of certificates of deposit                                  --               --       (3,258,648)
  Redemption of certificates of deposit                                --               --        3,258,648
  Advances to stockholder                                              --       (4,411,798)     (46,808,484)
  Decrease (increase) in restricted investments                59,602,359     (185,582,070)     (60,807,366)
  Capital expenditures                                       (101,090,015)     (12,113,187)    (230,804,362)
  Increase in other assets                                     (6,363,018)        (685,805)     (12,287,216)
                                                            -------------    -------------    -------------
        Net cash used in investing activities                 (47,850,674)    (202,792,860)    (350,707,428)
                                                            -------------    -------------    -------------
Cash flows from financing activities:
  Proceeds from notes payable                                          --       13,461,000       42,289,969
  Principal payments on notes payable                                  --       (3,737,763)     (12,383,754)
  Proceeds from loans from Bob Stupak
    Enterprises, Inc.                                                  --               --        7,688,347
  Payments of loans from Bob Stupak
    Enterprises, Inc.                                                  --               --       (7,688,347)
  Capital contributions                                                --               --       10,135,896
  Cash proceeds from sale of property and equipment                    --               --          928,134
  Proceeds from initial public offering                                --               --       53,913,175
  Sale of common stock purchase warrants                               --               --              675
  Increase  in prepaid offering costs                                  --               --       (2,519,155)
  Proceeds from issuance of First Mortgage Notes                       --      203,000,000      203,000,000
  Proceeds from exercise of stock options/common
   stock purchase warrants                                        335,750               --       34,639,862
Proceeds (costs) from  secondary stock offering                  (242,243)              --       84,227,854
  Increase in deferred debt issue costs                           (18,750)      (9,932,249)     (11,168,239)
                                                            -------------    -------------    -------------
        Net cash provided by financing activities                  74,757      202,790,988      403,064,417
                                                            -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents          (43,177,733)        (220,521)      49,418,037
Cash and cash equivalents at beginning of period               92,595,770          516,479               --
                                                            -------------    -------------    -------------
                                                                                              -------------
Cash and cash equivalents at end of period                  $  49,418,037    $     295,958    $  49,418,037
                                                            =============    =============    =============



See accompanying notes to condensed consolidated financial statements.



                     STRATOSPHERE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                              Three Months Ended March 31,  Period from
                                                                              --------------------------  January 1, 1989
                                                                                                           (inception) to
                                                                                  1996           1995      March 31, 1996
                                                                              ------------   ------------   ------------
Supplemental disclosures of cash flow information:
    Cash paid for interest (net of amount
      capitalized)                                                            $         --   $         --   $    313,321
     Cash paid for income taxes                                                         --             --        275,877
                                                                              ------------   ------------   ------------
                                                                              $         --   $         --   $    589,198
                                                                              ============   ============   ============

Noncash investing and financing activities:
  Purchase of land, buildings, furniture
    and equipment from stockholder (principally
    Vegas World assets) as follows:
      Purchase price                                                                    --             --     52,225,000
      Cash paid                                                                         --             --     (5,496,516)
                                                                              ------------   ------------   ------------
      Note payable to stockholder                                                       --             --     46,728,484
      Preferential distribution to                                                                                    --
        stockholder                                                                     --             --    (18,982,999)
                                                                              ------------   ------------   ------------
                     Predecessor cost of assets
                       acquired for non-cash
                       consideration                                          $         --   $         --   $ 27,745,485
                                                                              ============   ============   ============

  Increase (decrease) in land and improvements and construction in progress included in long-term debt and accounts payable -
    construction                                                              $  5,573,399   $   (121,409)  $ 42,743,002
                                                                              ============   ============   ============

  Increase in furniture and equipment from
    reduction in notes receivable from stockholder                            $         --   $     80,000   $     80,000
                                                                              ============   ============   ============

  Offering costs recognized as a reduction
    in additional paid-in capital in
    connection with initial public
    offering of common stock                                                  $         --   $         --   $  2,542,726
                                                                              ============   ============   ============

  Issuance of common stock in payment
    of underwriting fees in connection with
    First Mortgage Notes                                                                --   $  4,000,000   $  4,000,000
                                                                              ============   ============   ============

  Issuance of common stock in purchase
    of land                                                                   $ 18,204,760   $  1,293,750   $ 19,498,510
                                                                              ============   ============   ============

  Issuance of preferred stock to parent
    in payment of notes payable                                               $         --   $ 33,519,750   $ 33,524,860
                                                                              ============   ============   ============


See accompanying notes to condensed consolidated financial statements.


                     STRATOSPHERE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

THE COMPANY

         The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation and Stratosphere Advertising Agency (collectively the "Company"). In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         The Company was incorporated in the State of Delaware on January 15, 1993 under the name of Stratosphere Tower Corporation and on February 8, 1993, a Certificate of Amendment was filed which changed the name of the Company to Stratosphere Corporation. The Company is owned 42.6% by Grand Casinos Resorts, Inc. ("Grand") which is in turn a wholly-owned subsidiary of Grand Casinos, Inc. On June 24, 1994, Stratosphere Gaming Corp. was incorporated in the State of Nevada. Stratosphere Gaming Corp. has no operations or assets of its own.

         The Company was organized for the purpose of completing the development and construction of, and thereafter owning and operating, the Stratosphere Tower, a 1,149 foot, free-standing observation tower with integrated casino, hotel and entertainment facilities in Las Vegas, Nevada (the "Stratosphere Tower"). Subsequently, the property opened April 29, 1996.

 (2)  ACCOUNTS RECEIVABLE

            Accounts receivable consists of the following as of March 31, 1996:

            The Gordon Company and affiliates          $8,403,742
            Interest receivable                           848,229
            Income tax refund receivable                  275,877
                                                       ----------
            Total                                      $9,527,848
                                                       ==========

         The Company entered into a Development and Lease Agreement on March 26, 1996 with the Gordon Company ("Gordon") pursuant to which Gordon will develop retail space at the property with a minimum investment of $9.9 million. As of March 31, 1996, the Company has classified $8,403,742 of expenditures made related to the build-out of the retail space as accounts receivable in anticipation of Gordon reimbursing the Company for such amounts.

(3)  LONG TERM DEBT

         On March 9, 1995, the Company closed on its offering of $203,000,000 14 1/4% First Mortgage Notes due 2002 with Contingent Interest; Contingent Interest is equal to 10.8% of the Company's consolidated cash flow, up to a limit of $100 million during any two consecutive semiannual periods (as defined in the Indenture) ending March 31, once operational. The indenture relating to the First Mortgage Notes (the "Indenture") contains covenants that include a requirement that the Company maintain certain financial ratios. The proceeds of the offering are being used to develop and construct Phase I, an integrated casino/hotel and entertainment complex.

COMPLETION GUARANTEE AND STANDBY EQUITY COMMITMENT

         The Company, Grand Casinos, Inc. and Grand entered into a Memorandum of Agreement effective as of February 16, 1995. Pursuant to the Memorandum of Agreement, Grand Casinos, Inc., concurrent with the closing of the First Mortgage Notes, entered into the Completion Guarantee whereby Grand Casinos, Inc. agreed to complete the Stratosphere Tower Project, and guarantee the payment of all project costs owing to such completion subject to a number of qualifications and exceptions. Grand Casinos, Inc.'s obligations under the Completion Guarantee are limited to $50.0 million in the aggregate. Funds made available by Grand Casinos, Inc. pursuant to the Completion Guarantee will constitute loans to the Company and will (i) be evidenced by one or more promissory notes bearing interest (but no Contingent Interest) at the same rate as the First Mortgage Notes; and (ii) mature no earlier than one year after the maturity of the First Mortgages Notes; and (iii) be subordinated to the full repayment of all principal, interest, premium (if any) and other payments under the First Mortgage Notes.

         Further, pursuant to the Memorandum of Agreement, Grand Casinos, Inc. also entered into a Standby Equity Commitment with the Company pursuant to which Grand Casinos, Inc., may contribute to the Company up to $20 million in new equity through the purchase of Capital Stock (other than Disqualified Stock), on non-cumulative bases, in each of the first three years following the time that the Stratosphere Tower Project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is Operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of common stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand Casinos, Inc. would be obligated to purchase any such shares of common stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate.

(4)  STOCKHOLDERS' EQUITY

         On January 11, 1996 the Company purchased approximately 3.5 acres across the street from its property. This property will be the location for the new 500-car parking lot. The Company issued 1,050,000 shares of common stock to purchase this land. Of the 1,050,000 shares issued, 500,000 shares went directly to the owner of the land, 500,000 shares were sold to an unrelated third party. The proceeds from this sale were then paid to the land owner and the remaining 50,000 shares were paid as a fee to the broker of the deal.

         The Company has also purchased on March 20, 1996 additional property totaling approximately six (6) acres located contiguous to other property owned by the Company. The aggregate purchase price for this property was approximately $8,166,000. Funds for this purchase were generated by a sale of 765,559 registered shares of the Common Stock to an unrelated third party.

(5) CONTINGENCIES

         On April 3, 1994, a complaint was filed in the United States District Court for the District of Nevada (Harvey J. Cohen, et al. v. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court's Order with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the IPO, each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase IPO Units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer class to lose out on other profits it allegedly deserved. The Company believes that the claims made in the complaint are without merit and will ask the Court of Appeals to affirm the district court's Order.

         On or about August 29, 1995, a complaint was filed in the District Court, Clark County, Nevada (Harvey J. Cohen, et al. vs. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. The complaint purports to represent a class of plaintiffs and seeks relief for misrepresentation, breach of contract and tortious interference with contract regarding the IPO. The Company believes that the claims made in the complaint are without merit and plans to vigorously defend against such claims.

         On or about December 20, 1995, a complaint was filed in the District Court, Clark County, Nevada (Vegas Market Place, Inc. vs. Bob Stupak, Individually dba Vegas World Hotel and Casinos, et al) against the Company, Mr. Stupak and others. The complaint seeks damages arising out of a lease executed between Bob Stupak, dba Vegas World Hotel and Casino and Vegas Market Place, Inc. Among the causes of action brought in the complaint are quiet title, breach of contract, specific performance, constructive eviction, declaratory judgment, breach of implied covenant of good faith and dealing, intentional interference with perspective economic advantage, intentional interference with contractual relationships, preliminary injunction and permanent injunction. The Company has filed a motion to dismiss several of the claims for relief brought in this complaint. The Company believes that the claims made in the Complaint are without merit and plans to vigorously defend against such claims.

         Management believes that the final disposition of the cases noted above will not have a material adverse impact on ongoing operations.

(6) OTHER INFORMATION

         On May 10, 1996, the Company determined to change its fiscal year from December 31 of each year to a 52-53 week year ending on the Sunday closest to December 31 of each year. The change in fiscal year will not require the filing of a transition report.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

DEVELOPMENT ACTIVITIES

         The Tower concept was conceived in early 1989. Formal ground breaking occurred in November 1991 and construction commenced in February 1992. The Company was formed in January 1993 to continue the development and construction of the Tower. In June 1994, the Company acquired the Vegas World Option (as defined herein) and the scope of Stratosphere was expanded to include a casino, hotel and entertainment complex. In November 1994, the Company purchased the Vegas World Assets (as defined herein). The Company is developing and will own and operate Stratosphere, an integrated casino/hotel and entertainment complex, Phase I of which commenced operations on April 29, 1996.

RESULTS OF OPERATIONS

         The Company is in the development stage and does not have any historical operating income. The Company's operating expenses primarily have consisted of interest and amortization costs and expenses relating to the First Mortgage Notes issued in March 1995. Accordingly, historical results will not be indicative of future operating results. Future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that Stratosphere will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its payment obligations in connection with the First Mortgage Notes and other indebtedness, there can be no assurance with respect thereto.

         The Company recorded net income of $1,915,979 for the three months ended March 31, 1996 versus a loss of $997,977 for the same period ending March 31, 1995. This positive change was due to an increase in interest income and capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to February 23, 1994, the Company met its capital requirements through capital contributions and borrowings from Bob Stupak Enterprises, Inc., a corporation wholly owned by Robert E. Stupak ("BSE") or its affiliates, from Grand and through mortgage financing. On February 23, 1994, the Company consummated the IPO and received net proceeds of $51.4 million therefrom, of which the Company used $12.5 million to repay amounts borrowed from BSE and Grand.

         In connection with the Company's acquisition of the Vegas World Assets from Mr. Stupak, the Company was obligated to pay Mr. Stupak, the Chairman of the Board and a significant stockholder of the Company, $50.8 million, which has been paid. Concurrent with the closing of the Note Offering on March 9, 1995, Grand invested approximately $33.5 million in the Company by purchasing 8,250 unregistered shares of the Company's Series A Convertible Non-Voting Preferred Stock (the "Series A Preferred Stock") for $4,063 per share (the "Grand Casinos Equity Contribution"). These shares of Series A Preferred Stock have been converted into an aggregate of 8,250,000 shares of the Common Stock. The shares of Common Stock issued upon conversion of the Series A Preferred Stock are not transferable until March 9, 2000.

         On September 7, 1995, the Company called for redemption on or by October 10, 1995 of all the outstanding Warrants at a price of $0.01 per Warrant, for a total redemption price of $117,000. Each Warrant entitled the registered holder thereof to purchase one share of Common Stock at $5.83 per share. The Company received approximately $34.2 million in net proceeds from the issuance of the Common Stock upon exercise of the Warrants.

         The $358.9 million anticipated to be necessary to fund Phase I is expected to be derived from a combination of equity contributions totaling $92.9 million, gross proceeds of $203.0 million from the Note Offering, estimated borrowing of $37.5 under capital leases and $25.5 million of the $34.2 million net proceeds from the exercise of the Warrants. In connection with the Note Offering, Grand executed the Completion Guarantee pursuant to which it committed, subject to certain qualifications, to complete Stratosphere so that it becomes Operating and pay project costs owing prior to completion, with a maximum obligation of $50.0 million. Grand is also providing the Standby Equity Commitment pursuant to which it agreed to purchase up to $20.0 million of additional equity of the Company during each of the first three years Stratosphere is Operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions. Management believes the funds provided by these sources will be sufficient to develop and commence operations of Phase I of Stratosphere, assuming no delays or construction cost overruns not covered by the Completion Guarantee. On April 26, 1996, the Company consummated the $37.5 million of additional borrowings by entering into the capital lease obligation.

         The Company's development of Phase II, which management anticipates will be completed by the end of 1996, will require an estimated $98.0 million of capital, not including an additional 3.5 acres of land acquired with 1.1 million shares of common stock on January 11, 1996 that will be used to facilitate additional parking. Although management believes that the net proceeds of $84.7 million from the Equity Offerings completed December 29, 1995, together with the $8.7 million of remaining proceeds from the exercise of the Warrants will be sufficient to fund development of Phase II, no assurances can be given that such proceeds will be sufficient.

         The Company has also purchased on March 20, 1996 additional property totaling approximately six (6) acres located contiguous to other property owned by the Company. The aggregate purchase price for this property was approximately $8,166,000. Funds for this purchase were generated by a sale of 765,559 registered shares of the Common Stock to an unrelated third party.

         As a result of the $203 million in aggregate principal amount of the First Mortgage Notes, the Company has substantial annual fixed debt service along with other operating expenses. Prior to the opening of Phase I, on April 29, 1996, the Company will have had no operations. The first interest payment on the First Mortgage Notes was paid from the proceeds of the Note Offering and the accrual of future interest payments through the opening of Stratosphere have been provided for in the construction budget for Stratosphere. After the opening of Stratosphere, the ability of the Company to meet its debt service obligation, including making future interest payments on the First Mortgage Notes, will depend on the Company's ability to generate sufficient cash flow from operations. There can be no assurance that operations will commence by the scheduled opening date or at all. While the Company believes that after commencement of operations it will be able to generate sufficient cash flow to meet its expenses, including such debt service requirements, any forecast of its operating results is inherently subject to a myriad of factors, many of which are beyond the control of the Company. There can be no assurance that the Company will be able to realize currently anticipated earnings or even generate earnings before interest, taxes and depreciation and amortization sufficient to meet its debt service requirements and other expenses.

         Following the commencement of operations of Stratosphere, the Company expects to fund its operating and capital needs, as currently contemplated, from operating cash flows. The Company intends to establish initial working capital reserves to provide for reasonably anticipated short-term liquidity needs. To the extent operating cash flows are insufficient to meet anticipated liquidity needs, the Company may seek additional financing through bank borrowings, debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.


PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

         See item 3 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

Item 5.   Other Information

         On May 10, 1996, the Registrant determined to change its fiscal year from December 31 of each year to a 52-53 week year ending on the Sunday closest to December 31 of each year. The change in fiscal year will not require the filing of a transition report.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhbit number 10.39 -- Gordon lease
             Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.

                            STRATOSPHERE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:   May 11, 1996            By:
                                            Name: David Wirshing
                                            Title: President

Date:   May 11, 1996            By:
                                            Name: Thomas A. Lettero
                                            Title:  Chief Financial Officer