Form 10-Q
period 1996-06-30
STRATOSPHERE CORP
filed 1996-08-14
CIK 897743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 YES X NO ______


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 58,393,105.


CONDENSED CONSOLIDATED                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
                                                                              JUNE 30,        DECEMBER 31,
                                                                                  1996                1995
                                                                          ------------       -------------
                                                                           (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                                           $ 20,952,024       $  92,595,770
      Cash and cash equivalents-restricted                                  11,038,063                --
      Accounts receivable                                                    8,133,707           5,417,030
      Other current assets                                                   7,654,166           1,125,548
                                                                          ------------       -------------
Total Current Assets                                                        47,777,960          99,138,348
                                                                           -----------       -------------
Property and Equipment, Net                                                395,499,463         194,908,237
                                                                           ------------       ------------
Other Assets:
      Cash and cash equivalents-restricted                                        --           115,413,435
      Securities available for sale                                          8,891,460           5,140,950
      Debt issuance and deferred licensing costs-net                        13,559,392          13,507,699
      Pre-opening costs-net                                                 15,228,430           5,796,862
                                                                          ------------       -------------
Total Other Assets                                                          37,679,282         139,858,946
                                                                          ------------       -------------
TOTAL ASSETS                                                              $480,956,705       $ 433,905,531
                                                                          ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable-trade                                             $   3,467,614             338,745
      Accounts payable-construction                                         20,576,434          33,523,612
      Current installments of long-term debt and capital leases             11,170,375                --
      Accrued interest                                                       3,964,269           3,645,657
      Accrued payroll and related expenses                                   3,871,021             166,485
      Affiliate payable                                                      2,643,636             803,865
      Other accrued expenses                                                 2,698,911             137,403
                                                                          ------------       -------------
Total Current Liabilities                                                   48,392,260          38,615,767
                                                                          ------------       -------------
Long-term Liabilities:
      Long-term debt and capital lease-less current installments           230,500,000         203,000,000
                                                                          ------------       -------------
Total Long-Term Liabilities                                                230,500,000         203,000,000
                                                                          ------------       -------------
TOTAL LIABILITIES                                                          278,892,260         241,615,767
                                                                          ------------       -------------
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
      Preferred stock, $.01 par value; authorized 10,000,000 shares authorized; no shares issued and outstanding
      Common stock, $.01 par value; authorized 100,000,000 shares;
           issued and outstanding 58,393,105 and 56,361,117
           at June 30, 1996 and December 31, 1995, respectively                583,931             563,611
      Additional paid-in-capital                                           218,640,651         199,697,889
      Accumulated deficit                                                  (17,160,137)         (7,971,736)
                                                                          ------------       -------------
Total Shareholders' Equity                                                 202,064,445         192,289,764
                                                                          ------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $480,956,705        $433,905,531
                                                                          ============        ============
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 1996                                         1996               1995
                                                                 ------------         ----------

REVENUES:
             Casino                                              $ 12,310,040         $       --
             Hotel                                                  5,005,218                 --
             Food and beverage                                      7,235,360                 --
             Tower, retail and other income                         7,221,066              3,490
                                                                 ------------         ----------

Gross Revenues                                                     31,771,684              3,490
             Less:  Promotional allowances                          1,882,982                  --
                                                                 ------------         ----------
NET REVENUES                                                       29,888,702              3,490
                                                                 ------------         ----------
COSTS AND EXPENSES:
             Casino                                                 5,992,036                 --
             Hotel                                                  2,120,199                 --
             Food and beverage                                      5,504,968                 --
             Other operating expenses                               2,347,734           (135,197)
             Depreciation and amortization                          2,250,614            526,015
             Pre-opening costs amortization                         7,652,258                 --
             Selling, general and administrative                   11,776,922             63,553
                                                                 ------------         ----------
                                   Total Costs and Expenses        37,644,731            454,371
                                                                 ------------         ----------
LOSS FROM OPERATIONS                                               (7,756,029)          (450,881)

OTHER INCOME (EXPENSE):
             Interest income                                          934,357          2,236,029
             Interest expense                                      (4,361,515)        (4,117,096)
             Gain on sale of investments                                 --             (166,815)
                                                                 ------------         ----------
                                   Total other expense, net        (3,427,158)        (2,047,882)
                                                                 ------------         ----------
Loss before income taxes                                          (11,183,187)        (2,498,763)
Provision (benefit) for income taxes                                  (78,807)              --
                                                                 ------------         ----------
NET LOSS                                                         $(11,104,380)      $ (2,498,763)
                                                                 ============       ============
Loss per Common Share                                            $      (0.19)      $      (0.07)
                                                                 ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         58,332,097         34,698,352
                                                                 ============       ============
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED                                              STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1996                                              1996               1995
                                                                    -----------         ----------
REVENUES:
        Casino                                                       $12,310,040         $       --
        Hotel                                                          5,005,218                 --
        Food and beverage                                              7,235,360                 --
        Tower, retail and other income                                 7,229,943             21,656
                                                                     -----------         ----------
Gross Revenues                                                        31,780,561             21,656
        Less:  Promotional allowances                                  1,882,982                 --
                                                                     -----------         ----------
NET REVENUES                                                          29,897,579             21,656
                                                                     -----------         ----------
COSTS AND EXPENSES:
        Casino                                                         5,992,036                 --
        Hotel                                                          2,120,199                 --
        Food and beverage                                              5,504,968                 --
        Other operating expenses                                       2,347,734                 --
        Depreciation and amortization                                  2,489,017            656,311
        Pre-opening  costs amortization                                7,652,258                 --
        Selling, general and administrative                           11,814,608            328,750
                                                                     -----------         ----------
                                    Total Costs and Expenses          37,920,820            985,061
                                                                     -----------         ----------
LOSS FROM OPERATIONS                                                  (8,023,241)          (963,405)
                                                                     -----------         ----------
OTHER INCOME (EXPENSE):
        Interest income                                                3,301,999          2,903,702
        Interest expense                                              (4,467,159)        (5,270,219)
        Gain on sale of investment                                          --             (166,815)
                                                                     -----------         ----------
                                    Total other expense, net          (1,165,160)        (2,533,332)
                                                                     -----------         ----------
Loss before income taxes                                              (9,188,401)        (3,496,737)
Provision (benefit) for income taxes                                       --                   --
                                                                     -----------         ----------
NET LOSS                                                            $ (9,188,401)       $(3,496,737)
                                                                    ============        ===========
LOSS PER COMMON SHARE                                               $      (0.16)       $     (0.11)
                                                                    ============        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            57,875,097         32,459,392
                                                                    ============        ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                     STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1996                                                               1996               1995
                                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                    $  (9,188,401)     $  (3,496,737)
        Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Depreciation and amortization                                            2,908,855               --
               Amortization of pre-opening costs                                        7,652,258            656,311
               Loss on sale of property and equipment                                        --              166,815
               Changes in operating assets and liabilities:
                    Other current assets                                              (26,329,121)            (3,235)
                    Accounts payable - trade                                            3,128,869           (600,727)
                    Accrued expenses and income taxes                                   6,584,658          9,059,918
                                                                                    -------------      -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (15,242,882)         5,782,345
                                                                                    -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Advances to stockholder                                                              --           (4,411,798)
        (Increase) decrease in cash and cash equivalents-restricted                   104,079,491       (147,358,981)
        Decrease in securities available for sale                                      (3,750,510)       (32,370,497)
        Payments for property and equipment                                          (197,584,257)       (24,704,118)
        Increase in other long-term assets                                                   --             (657,536)
                                                                                    -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (97,255,276)      (209,502,930)
                                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock-net                                      1,296,446               --
        Costs of secondary stock offering                                                (242,243)              --
        Debt issuance costs and deferred financing costs                                 (709,935)       (10,176,595)
        Proceeds from issuance of long-term debt and capital lease obligations         38,670,374        216,493,458
        Payments on long-term debt and capital lease obligations                             --           (3,737,763)
        Increase in affiliate payable                                                   1,839,770               --
        Cash proceeds from sale of property and equipment                                    --              928,134
                                                                                    -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              40,854,412        203,507,234
                                                                                    -------------      -------------
Net decrease in cash and cash equivalents                                             (71,643,746)          (213,351)
Cash and cash equivalents - beginning of period                                        92,595,770            516,479
                                                                                    -------------      -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  20,952,024      $     303,128
                                                                                    =============      =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1996                                                             1996              1995
                                                                                    -------------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest - net of capitalized interest                                        3,255,453              --
        Income taxes                                                                       --                --
Non-Cash Investing and Financing Activities:
        Decrease in land and improvements and construction in progress
            included in long-term debt and accounts payable - construction          (12,947,178)         (121,409)
        Issuance of common stock in purchase of land                                 18,204,760              --
        Issuance of common stock in payment of underwriting fees in connection
             with First Mortgage Notes                                                     --           4,000,000
        Purchase of land, buildings, furniture and equipment from
            stockholder (principally Vegas World assets) as follows:
              Purchase price                                                               --           1,000,000
              Cash paid                                                                    --                --
                                                                                    -------------      ----------
              Note payable to stockholder                                                  --           1,000,000
              Preferential distribution to
                stockholder                                                                --           1,226,841
                                                                                    -------------      ----------
                Predecessor cost of assets aquired for non-cash consideration              --           2,226,841
                                                                                    =============      ==========
        Increase in furniture and equipment from
            reduction in notes receivable from stockholder                                 --              80,000
        Offering costs recognized as a reduction in additional paid-in capital
            in connection with initial public offering of common stock                     --              23,570
        Issuance of preferred stock to parent in payment of notes payable                  --          33,519,750


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



NOTES TO CONDENSED CONSOLIDATED        STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation and Stratosphere Advertising Agency (collectively the "Company"). The Company commenced operations on April 29, 1996 with a 1,149 foot, free standing observation tower with an integrated casino, hotel and entertainment facility.

Principles of Presentation

         The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

Reclassifications

         Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the Company's net income.

Revenues and Expenses

         Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in hotel, food and beverage expenses in the accompanying Condensed Consolidated Statements of Operations.

Property and Equipment

         Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

         Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

          Building and Leasehold Improvements      30 years
          Leasehold Acquisition Costs              30 years
          Furniture and Equipment                3-15 years
          Land Improvements                        15 years

Loss Per Share

         Loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the period. Stock options and warrants have not been included in these calculations as their impact would be anti-dilutive.

(2) COMMITMENTS

         On May 3, 1996, the Company consummated a $37.5 million capital lease transaction. No event of default has occurred under the terms of the capital lease. However, based upon the Company's current operations it is likely that at the end of the third fiscal quarter the Company will not meet certain financial covenants that it has made as part of the capital lease. Any failure to meet such financial covenants constitutes an event of dafault under the capital lease that gives the lender the right to accelerate such indebtedness. The acceleration of such indebtedness would also constitute an event of default under the Company's First Mortgage Note Indenture.

(3) CONTINGENCIES

     On August 6, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand Casinos, Inc. ("Grand"), Robert E. Stupak (a former officer and director of the Company), Bob Stupak Enterprises, David R. Wirshing (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

         See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 for information regarding other pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company commenced operations on April 29, 1996, with a 1,149 foot, free standing observation tower with an integrated casino, hotel and entertainment complex. Prior to opening, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Expenses consisted primarily of interest and amortization of costs and expenses relating to the First Mortgage Notes issued in March 1995. Due to the short operating period, historical results may not be indicative of future operating results.

Three Months Ended June 30, 1996

         The Company operated sixty-two days during the second-quarter producing gross revenues of $31.8 million. Casino revenue represented 39% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 23%. The net loss for the quarter was $11.1 million inclusive of amortization of pre-opening expenses of $7.7 million. The loss per common share was $0.19 consisting of $0.06 from operations and $0.13 from the amortization of pre-opening expenses.

         The Company experienced hotel occupancy of 75.9% at an average daily rate of $73 for the quarter. Tower visitation totaled 704,749 for the period inclusive of guests dining at the Top of The World revolving restaurant.

Six Months Ended June 30, 1996

         As indicated above, the Company operated sixty-two days during the entire six month period. Accordingly, operating revenues were the same as indicated for the three months ended and the net loss was $9.2 million, which is less than the second-quarter loss due to the positive impact of accounting for capitalized interest and interest income from the first quarter. The loss per Common Share was $0.16 consisting of $0.03 from operations and $0.13 from the amortization of pre-opening expenses.

Other Factors Affecting Earnings

         The Company amortized pre-opening expenses of $7.7 million during the first sixty-two days of operations. The Company's policy is to fully amortize such costs over the six-month period following commencement of operations. Approximately $15.2 million remains to be amortized, the majority of which will be amortized during the third quarter.

         Construction of the facility continued during the second quarter and the Company capitalized interest of $3.8 million for the three months ended June 30, 1996, and $11.2 million for the six months ended June 30, 1996. A portion of the interest will be capitalized through the completion of Phase II.

         Based on an evaluation of operations since opening, the Company is currently planning to remodel portions of the casino and reconfigure the casino floor layout. It is anticipated that these changes will better accommodate guest traffic patterns and enhance the display of the gaming product. Concurrently, casino operations will be positioned and marketed as providing the best gaming value in Las Vegas by offering favorable rules on table games and liberal paybacks on slot machines. The initial cost of the advertising campaign, the relocation of slot machines, changing of table games odds and rules and slot machine payback percentages will likely negatively impact earnings. The total cost of this campaign has not yet been determined. This entire program, with the exception of some remodeling which will take longer, is expected to be completed and implemented by October 7, 1996. There can be no assurance that these measures will significantly improve the Company's results of operations.

         As of June 30, 1996, the Retail Center remained incomplete with only twelve shops open. Although the Company does not directly participate in the retail shop revenues, the result of the delayed opening of several retail stores and the resulting lack of an exciting environment unfavorably impacted other areas of the Company's revenues. The current retail status also impacts the Company's ability to market itself as a complete resort. Phase I of the Retail Center is expected to be completed on or about September 30, 1996, with the opening of approximately thirty shops. There can be no assurance that when Phase I of the Retail Center is completed, it will increase visitation and gaming levels.

         Since opening, the roller coaster at the top of the tower has only operated for parts of 28 days. Its shutdown negatively impacted tower visitation. Modification to the roller coaster is expected to be completed by August 30, 1996 at which point full time operation will commence. These modifications are being performed by an outside vendor. As such the Company can give no assurance that they will be completed on time. There can also be no assurance that the modified roller coaster will increase visitation and gaming levels.

         When opened the Company employed approximately 3,200 associates. The property currently employs approximately 2,800 associates. The majority of the impact related to the staff reduction will be realized beginning July 1, 1996. Management continues to assess the appropriate levels of employment and future decreases are expected.


LIQUIDITY AND CAPITAL RESOURCES

         On May 3, 1996, the Company consummated a $37.5 million capital lease transaction of which $31.6 million had been advanced to the Company as of June 30, 1996. No event of default has occurred under the terms of the capital lease. However, based upon the Company's current operations it is likely that at the end of the third fiscal quarter the Company will not meet certain financial covenants that it has made as part of the capital lease. Any failure to meet such financial covenant (which is required to be reported to the lender 45 days after the end of each fiscal quarter) constitutes an event of default under the capital lease that gives the lender the right to accelerate the maturity of such indebtedness evidenced by such capital lease. The Company has initiated discussons regarding the likelihood of such an event of default with the agent for the lenders. There can be no assurance that if an event of default occurs, the Company will be able to obtain an appropriate waiver from the lenders to such default. It is possible that such lenders will accelerate the capital lease indebtedness and pursue other legal remedies. If such indebtedness is accelerated, the Company does not currently have the ability to repay such indebtedness. The acceleration of such capital lease indebtedness would also constitute an event of default under the Company's First Mortgage Note Indenture by reason of a cross default provision in the First Mortgage Note Indenture.

         As of June 30, 1996, the Company has substantially completed construction of Phase I and anticipates additional funding requirements of $24.8 million. The Company utilized $197.6 million of cash for capital expenditures through the six month period ended June 30, 1996.

         During the quarter the Company engaged an independent consultant to evaluate and audit the costs associated with Phase I and re-evaluate the estimated costs for Phase II. Based on that evaluation, the current estimate to complete Phase II is $142.0 million, which exceeds the original contractor's estimate of $93.0 million. The estimate includes 1,000 hotel bays that will result in 841 new rooms and suites, a new pool area, new casino slot, interior and exterior signage, expanded retail, expanded casino and public areas, a remodel of the existing slot high limit area, construction of a poker room, a race and sports book and remodeling the casino front entrance and the construction of a 33,000 square foot building shell to house an aquarium attraction or, in the alternative, another amenity or attraction. Feasibility for a gorilla ride is still being investigated by the Company, but at the present time the Company believes that is highly unlikely such ride will be built. The Company has cancelled its plans for the proposed aquarium due to the developer's inability to meet certain financial requirements.

         As of June 30, 1996, $28.4 million has been spent toward the completion of Phase II. On July 23, the Company sent notice of termination to its managing contractor and has begun negotiation for a fixed price contract with another general contractor that has built large casino, hotel and resort projects.

         As of June 30, 1996 the Company had funds available of $40.9 million through cash and cash equivalents, restricted cash, and marketable securities and expects to receive an additional $48.5 million from Grand as a loan under the Completion Guarantee associated with the First Mortgage Notes. In addition, the Company received $5.0 million on July 10, 1996, through funding related to equipment operating leases and expects to draw on the remaining $5.9 million of the available funds relating to the capital lease obligations.


         Cash on hand and projected internally generated funds will not be sufficient to fund both the cash requirements of the Company's existing operations, including debt service, and the currently anticipated capital requirements to complete Phase II. The current cash shortfall, for Phase I and II, absent additional funding is approximately $38.1 million. The Company is exploring a variety of means to obtain additional financing, including, to the extent permitted under the Company's First Mortgage Note Indenture, debt and equity financing. There can be no assurance that additional financing will be available to the Company, or that if available, will be on terms favorable to the Company. In the event the Company does not obtain additional funding by November 15, 1996 (the interest payment date for the First Mortgage Notes) the Company may be forced to delay Phase II construction to meet its interest payment obligations under its First Mortgage Notes or seek other alternatives with its creditors. The Company believes that completion of the Phase II construction is critical to its long-term viability. The Company currently plans to continue construction of Phase II. In the event the Company does not obtain additional financing in a timely manner, the Company will be required to restructure its existing indebtedness. If the Company cannot restructure its existing indebtedness there will be serious doubt as to whether the Company will be able to continue as a going concern.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).




PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 6, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand Casinos, Inc. ("Grand"), Robert E. Stupak (a former officer and director of the Company), Bob Stupak Enterprises, David R. Wirshing (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

         See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 for information regarding other pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on May 22, 1996.

(b)      Matters voted upon:

         (1)      Directors elected at meeting:

                         Affirmative       Negative
                            Votes            Votes           Abstentions
                            -----            -----           -----------
Lyle Berman               56,069,599           247,711        1,938,366
Patrick R. Cruzen         56,067,849           249,461        1,938,366
Neil I. Sell              56,067,354           249,956        1,938,366
Stanley M. Taube          55,164,068         1,153,242        1,938,366
Bob Stupak                56,062,799           254,511        1,938,366
Robert A. Maheu           56,066,399           250,911        1,938,366
David R. Wirshing         56,069,399           247,911        1,938,366
Andrew S. Blumen          56,069,369           247,941        1,938,366
Thomas G. Bell            56,068,454           248,856        1,938,366


         (2) Proposal to approve Amendments to the 1993 Stock Option Plan and the 1993 Stock Option Plan for Non-Employee Directors to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares.

                           Affirmative      Negative
                               Votes          Votes          Abstentions
                               -----          -----          -----------
                           48,568,505       6,286,315          137,257

         (3) Proposal to approve an agreement and plan of merger as a result of which Stratosphere Corporation's state of incorporation will be changed from Delaware to Nevada.

                           Affirmative      Negative
                               Votes          Votes          Abstentions
                               -----          -----          -----------
                           47,151,639        96,070            74,928


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
EXHIBIT
   NO.
- ---------
10.01 Participation Agreement dated as of April 29, 1996 among Stratosphere Gaming Corp., Stratosphere Corporation, First Security Trust Company of Nevada, The Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank of Nevada and Societe Generale, Credit Lyonnais, Los Angeles Branch, and BA Leasing & Capital Corporation

10.02   Lease Agreement dated as of April 29, 1996 between
        First Security Trust Company of Nevada and
        Stratosphere Gaming Corp

10.03 Loan Agreement dated as of April 29, 1996 among First Security Trust Company of Nevada; BA Leasing & Capital Corporation; Bank of Scotland, First Interstate Bank of Nevada and Societe Generale; Credit Lyonnais, Los Angeles Branch and the Persons Named on Schedule I

10.04   Promissory Notes from the Borrower to the various lenders

10.05   Trust Agreement dated as of April 29, 1996 between
        Stratosphere Gaming Corp., as Grantor, and First
        Security Trust Company of Nevada, as Trustee

10.06 Security Agreement and Assignment of Lease dated as of April 29, 1996 between First Security Trust
        Company of Nevada and BA Leasing & Capital
        Corporation

10.07   Guaranty dated as of April 29, 1996 of Stratosphere
        Corporation in favor of The Beneficiaries Named

10.08 Subordination Agreement entered into as of April 29, 1996 among Stratosphere Gaming Corp., Stratosphere Corporation, Grand Casinos, Inc., First Security Trust Company of Nevada, and BA Leasing & Capital Corporation

10.09   Landlord Waiver and Consent

10.10   Facility Lease between Parent and Lessee.

(b)  Reports on Form 8-K

         The Registrant filed a report on Form 8-K filed on June 7, 1996, reporting under Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                STRATOSPHERE CORPORATION


Date:   August 14, 1996                         By: /s/ THOMAS A. LETTERO
                                                Name: Thomas A. Lettero
                                                Title:  Chief Financial Officer

                                                   /s/ THOMAS A. LETTERO
                                                Name: Thomas A. Lettero
                                                Title:  Chief Financial Officer

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


EXHIBIT
   NO.                                                                    PAGE
- ---------                                                                 ----
10.01   Participation Agreement dated as of April 29, 1996
        among Stratosphere Gaming Corp., Stratosphere
        Corporation, First Security Trust Company of Nevada,
        The Persons Listed on Schedule II, Bank of Scotland,
        First Interstate Bank of Nevada and Societe
        Generale, Credit Lyonnais, Los Angeles Branch, and
        BA Leasing & Capital Corporation
        .....................................................

10.02   Lease Agreement dated as of April 29, 1996 between
        First Security Trust Company of Nevada and
        Stratosphere Gaming
        Corp...............................

10.03   Loan Agreement dated as of April 29, 1996 among
        First Security Trust Company of Nevada; BA Leasing &
        Capital Corporation; Bank of Scotland, First
        Interstate Bank of Nevada and Societe Generale;
        Credit Lyonnais, Los Angeles Branch and the Persons
        Named on Schedule I
        ...............................................................

10.04   Promissory Notes from the Borrower to the Various Lenders

10.05   Trust Agreement dated as of April 29, 1996 between
        Stratosphere Gaming Corp., as Grantor, and First
        Security Trust Company of Nevada, as Trustee
        ................................................................

10.06   Security Agreement and Assignment of Lease dated as
        of April 29, 1996 between First Security Trust
        Company of Nevada and BA Leasing & Capital
        Corporation
        .....................................................

10.07   Guaranty dated as of April 29, 1996 of Stratosphere
        Corporation in favor of The Beneficiaries Named
        ..................................................

10.08 Subordination Agreement entered into as of April 29, 1996 among Stratosphere Gaming Corp., Stratosphere Corporation, Grand Casinos, Inc., First Security Trust Company of Nevada, and BA Leasing & Capital Corporation
        .....................................................

10.09   Landlord Waiver and Consent
        .......................................................

10.10   Facility Lease between Parent and Lessee.
        .........................................