Form 10-Q
period 1996-09-29
STRATOSPHERE CORP
filed 1996-11-13
CIK 897743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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


FORM 10-Q                              STRATOSPHERE CORPORATION AND SUBSIDIARIES
INDEX
                                                                                 Page No.

Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 29, 1996 and
         December 31, 1995                                                           3

         Condensed Consolidated Statements of Operations for the nine months
         ended September 29, 1996 and September 30, 1995                             4

         Condensed Consolidated Statements of Operations for the three months
         ended September 29, 1996 and September 30, 1995                             5

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 29, 1996 and September 30, 1995                            6-7

         Notes to Condensed Consolidated Financial Statements                      8-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    11-13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         14

Item 3.  Defaults Upon Senior Securities                                           14

Item 6.  Exhibits and Reports on Form 8-K                                          15





CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
                                                                                 SEPTEMBER 29,              DECEMBER 31,
                                                                                     1996                        1995
                                                                                 -------------              -------------
                                                                                  (UNAUDITED)
ASSETS
Current Assets:
       Cash and cash equivalents                                                 $  38,371,796              $  92,595,770
       Cash and cash equivalents-restricted                                         20,099,258                       --
       Accounts receivable                                                           9,823,078                  5,417,030
       Other current assets                                                          6,522,419                  1,125,548
                                                                                 -------------              -------------
Total Current Assets                                                                74,816,551                 99,138,348
                                                                                 -------------              -------------
Property and Equipment, Net                                                        435,681,686                194,908,237
                                                                                 -------------              -------------
Other Assets:
       Cash and cash equivalents-restricted                                               --                  115,413,435
       Securities available for sale                                                 1,996,540                  5,140,950
       Debt issuance and deferred licensing costs-net                               12,946,152                 13,507,699
       Pre-opening costs-net                                                         4,051,922                  5,796,862
                                                                                 -------------              -------------
Total Other Assets                                                                  18,994,614                139,858,946
                                                                                 -------------              -------------
TOTAL ASSETS                                                                     $ 529,492,851              $ 433,905,531
                                                                                 =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                    $   2,920,542              $     338,745
       Accounts payable-construction                                                36,094,517                 33,523,612
       Current installments of long-term debt and capital lease                     10,800,000                       --
       Accrued interest                                                             11,342,145                  3,645,657
       Accrued payroll and related expenses                                          3,648,236                    166,485
       Affiliate payable                                                             5,771,773                    803,865
       Other accrued expenses                                                        4,738,546                    137,403
                                                                                 -------------              -------------
Total Current Liabilities                                                           75,315,759                 38,615,767
                                                                                 -------------              -------------
Long-term Liabilities:
       Long-term debt and capital lease-less current installments                  228,000,000                203,000,000
       Note payable to affiliate                                                    50,000,000                       --
                                                                                 -------------              -------------
Total Long-Term Liabilities                                                        278,000,000                203,000,000
                                                                                 -------------              -------------
TOTAL LIABILITIES                                                                  353,315,759                241,615,767
                                                                                 -------------              -------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 10,000,000 shares authorized; no shares issued and outstanding
       Common stock, $.01 par value; authorized 100,000,000 shares;
           issued and outstanding 58,393,105 and 56,361,117
           at September 29, 1996 and December 31, 1995, respectively                   583,931                    563,611
       Additional paid-in-capital                                                  218,779,007                199,697,889
       Accumulated deficit                                                         (43,185,846)                (7,971,736)
                                                                                 -------------              -------------
Total Shareholders' Equity                                                         176,177,092                192,289,764
                                                                                 -------------              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 529,492,851              $ 433,905,531
                                                                                 =============              =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 29, 1996                        1996                      1995
   AND SEPTEMBER 30, 1995                              ------------              ------------
REVENUES:
        Casino                                          $ 26,569,994              $       --
        Hotel                                             12,036,486                      --
        Food and beverage                                 17,050,798                      --
        Tower, retail and other income                    16,345,496                    45,371
                                                        ------------              ------------
Gross Revenues                                            72,002,774                    45,371
        Less:  Promotional allowances                      6,786,251                      --
                                                        ------------              ------------
NET REVENUES                                              65,216,523                    45,371
                                                        ------------              ------------

COSTS AND EXPENSES:
        Casino                                            13,504,136                      --
        Hotel                                              4,747,348                      --
        Food and beverage                                 14,474,982                      --
        Other operating expenses                           6,342,519                      --
        Depreciation and amortization                      5,719,196                 1,186,984
        Pre-opening costs amortization                    19,886,459                      --
        Selling, general and administrative               28,098,738                   550,069
                                                        ------------              ------------
                   Total Costs and Expenses               92,773,378                 1,737,053
                                                        ------------              ------------

LOSS FROM OPERATIONS                                     (27,556,855)               (1,691,682)
                                                        ------------              ------------

OTHER INCOME (EXPENSE):
        Interest income                                    3,665,175                 4,779,559
        Interest expense                                 (11,322,430)               (8,700,050)
        Loss on sale of assets                                  --                    (166,815)
                                                        ------------              ------------
                   Total Other Expense, net               (7,657,255)               (4,087,306)
                                                        ------------              ------------

NET LOSS                                                $(35,214,110)             $ (5,778,988)
                                                        ============              ============

LOSS PER COMMON SHARE                                   $      (0.61)             $      (0.17)
                                                        ============              ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                58,047,766                34,797,939
                                                        ============              ============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                        (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 29, 1996                                   1996                      1995
     AND SEPTEMBER 30, 1995                                        ------------              ------------
REVENUES:
        Casino                                                      $ 14,259,954              $       --
        Hotel                                                          7,031,268                      --
        Food and beverage                                              9,815,438                      --
        Tower, retail and other income                                 9,115,553                    23,715
                                                                    ------------              ------------
Gross Revenues                                                        40,222,213                    23,715
        Less:  Promotional allowances                                  4,903,269                      --
                                                                    ------------              ------------
NET REVENUES                                                          35,318,944                    23,715
                                                                    ------------              ------------

COSTS AND EXPENSES:
        Casino                                                         7,512,100                      --
        Hotel                                                          2,627,149                      --
        Food and beverage                                              8,970,014                      --
        Other operating expenses                                       3,994,785                      --
        Depreciation and amortization                                  3,230,179                   530,673
        Pre-opening costs amortization                                12,234,201                      --
        Selling, general and administrative                           16,284,130                   221,319
                                                                    ------------              ------------
                               Total Costs and Expenses               54,852,558                   751,992
                                                                    ------------              ------------

LOSS FROM OPERATIONS                                                 (19,533,614)                 (728,277)
                                                                    ------------              ------------

OTHER INCOME (EXPENSE):
        Interest income                                                  363,176                 1,875,857
        Interest expense                                              (6,855,271)               (3,429,831)
                                                                    ------------              ------------
                               Total Other Expense, net               (6,492,095)               (1,553,974)
                                                                    ------------              ------------

NET LOSS                                                            $(26,025,709)             $ (2,282,251)
                                                                    ============              ============

LOSS PER COMMON SHARE                                               $      (0.45)             $      (0.06)
                                                                    ============              ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            58,393,105                39,398,777
                                                                    ============              ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 29, 1996                                                           1996                       1995
     AND SEPTEMBER 30, 1995                                                               -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                           $ (35,214,110)             $  (5,778,988)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
               Depreciation and amortization                                                  7,009,427                  1,186,984
               Amortization of pre-opening costs                                             19,886,459                       --
               Loss on sale or disposal of assets                                               307,520                    166,815
               Changes in operating assets and liabilities:
                    Other current assets                                                    (27,944,438)                  (297,960)
                    Accounts payable - trade                                                  2,581,797                   (550,444)
                    Accrued expenses and income taxes                                        15,779,382                 16,499,515
                                                                                          -------------              -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (17,593,963)                11,225,922
                                                                                          -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Advances to stockholder                                                                     --                   (4,411,798)
       (Increase) decrease in cash and cash equivalents-restricted                           95,162,455               (103,028,651)
       (Increase) decrease in securities available for sale                                   3,144,410                (58,383,717)
       Payments for property and equipment                                                 (226,024,500)               (52,703,690)
       Increase in other long-term assets                                                          --                   (1,669,248)
                                                                                          -------------              -------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (127,717,635)              (220,197,104)
                                                                                          -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock-net                                             1,296,446                       --
       Proceeds from exercise of stock options/common stock
          purchase warrants                                                                        --                   10,935,056
       Costs of secondary stock offering                                                       (248,046)                      --
       Debt issuance costs and deferred financing costs                                        (728,684)               (10,195,344)
       Proceeds from issuance of long-term debt and capital lease obligations                38,670,375                216,493,458
       Payments on long-term debt and capital lease obligations                              (2,870,375)                (3,737,763)
       Increase in affiliate payable                                                          4,967,908                       --
       Proceeds from issuance of  debt to affiliate                                          50,000,000                  1,900,000
       Cash proceeds from sale of property and equipment                                           --                      928,134
                                                                                          -------------              -------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                                   91,087,624                216,323,541
                                                                                          -------------              -------------

Net increase (decrease)  in cash and cash equivalents                                       (54,223,974)                 7,352,359
Cash and cash equivalents - beginning of period                                              92,595,770                    516,479
                                                                                          -------------              -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $  38,371,796              $   7,868,838
                                                                                          =============              =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 29, 1996                                                               1996                    1995
     AND SEPTEMBER 30, 1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest-net of capitalized interest                                                   7,001,580                    --
       Income taxes                                                                                --                   275,877
Non-Cash Investing and Financing Activities:
       Increase (decrease)  in land and improvements and construction in progress
            included in long-term debt and accounts payable-construction                      2,570,905                (121,409)
       Issuance of common stock in purchase of land                                          18,204,760                    --
       Issuance of common stock in payment of underwriting fees in connection
            with First Mortgage Notes                                                              --                 4,000,000
       Purchase of land, buildings, furniture and equipment from
            stockholder (principally Vegas World assets) as follows:
               Purchase price                                                                      --                 1,000,000
               Cash paid                                                                           --                      --
                                                                                            -----------             -----------
               Note payable to stockholder                                                         --                 1,000,000
               Preferential distribution to
                  stockholder                                                                      --                 1,226,841
                                                                                            -----------             -----------
                        Predecessor cost of assets aquired for non-cash consideration              --                 2,226,841
                                                                                            ===========             ===========
       Increase in furniture and equipment from
            reduction in notes receivable from stockholder                                         --                    80,000
       Offering costs recognized as a reduction in additional paid-in capital
            in connection with initial public offering of common stock                             --                    23,570
       Issuance of preferred stock to parent in payment of notes payable                           --                33,524,860


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





NOTES TO CONDENSED CONSOLIDATED        STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corporation, Stratosphere Land Corporation and Stratosphere Advertising Agency (collectively the "Company"). The Company commenced operations on April 29, 1996, with an integrated casino, hotel and entertainment facility and an 1,149 foot, free-standing observation tower.

PRINCIPLES OF PRESENTATION

         The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the Notes to Condensed Consolidated Financial Statements which appear in that report.

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

REVENUES AND EXPENSES

Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in hotel, and food and beverage expenses in the accompanying Condensed Consolidated Statements of Operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

      Building and Leasehold Improvements         30 years
      Leasehold Acquisition Costs                 30 years
      Furniture and Equipment                   3-15 years
      Land Improvements                           15 years

LOSS PER COMMON SHARE

Loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the period. Stock options and warrants have not been included in these calculations as their impact would be anti-dilutive.

(2)  COMMITMENTS

On May 3, 1996, the Company consummated a $37.5 million capital lease transaction of which $33.3 million had been advanced as of September 29, 1996. Based upon the Company's results of operations for the third fiscal quarter the Company does not meet certain financial covenants that it has made part of the capital lease. Failure to meet such financial covenants constitutes an event of default under the capital lease that gives the lender the right to accelerate such indebtedness. The Company does not have the ability to repay such indebtedness. The acceleration of such indebtedness will also constitute an event of default under the Company's First Mortgage Note Indenture - (See Subsequent Events Note-4).

Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes the Company has borrowed $50 million from Grand Casinos, Inc. as of September 29, 1996. The loan is subordinate to the First Mortgage Notes and capital lease obligations and accrues interest at the rate of 14.25%. The interest will accrue but will not be paid until the Company meets certain financial covenants pursuant to the Indenture under the First Mortgage Notes. The loan has been utilized to fund the completion of Phase I of the project.

(3)  CONTINGENCIES

On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand Casinos, Inc. ("Grand"), Robert E. Stupak (a former officer and director of the Company), Bob Stupak Enterprises, David R. Wirshing (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

In addition to the Caesar case, additional cases making the same claims against the same defendants have been filed by the following plaintiffs: Mitchel Gordon on October 7, 1996; Robert Johnson on September 19, 1996; Regina Peltz on August 13, 1996; and Ronald Stengel on August 13, 1996. The court is currently considering a motion to consolidate these cases with the Caesar case. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

On August 16, 1996, a complaint was filed in District Court , Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand Casinos ("Grand"), Robert Stupak (a former officer and director of the Company), Lyle Berman (an officer and director of the Company and Grand Casinos) and Stanley Taube (a director of the Company and Grand Casinos). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in this complaint are without merit. The Company plans to vigorously defend such claims.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996, for information regarding other pending legal proceedings.

(4)  SUBSEQUENT EVENTS

On October 24, 1996, the Company announced that it is continuing to seek additional financing and is discussing restructuring both its existing First Mortgage Note indebtedness and capital lease obligation. Based on its current and projected cash position, the Company does not plan to make the First Mortgage Note interest payment of $14.5 million that is due November 15, 1996. Failure to make such payment will result in an event of default that gives the note holders the right to accelerate such indebtedness. This right does not vest until the expiration of the 30 day right to cure this default by the Company. The Company does not currently have the ability to repay the indebtedness. It is likely that negotiations with creditors, whether successful or not at arriving at a restructuring, will involve a bankruptcy filing as a means of formalizing and approving a consensual or nonconsensual restructuring. If the Company cannot restructure its existing indebtedness, there will be serious doubt as to whether or not the Company will be able to continue as a going concern.

On October 30, 1996, the Company executed a Standstill Agreement with the lenders associated with the capital lease obligation. The Standstill will remain in place for the period up until the earlier of a bankruptcy filing or payment default. The agreement required the Company to make the scheduled payment due on October 30, 1996, of $3.2 million. The payment was made on October 31, 1996. In addition, the agreement provided that $4.2 million in funds yet to be advanced from the escrow would be used to reduce the principal payment on a pro rata basis to the balance of the capital lease obligation. The application to principal of the remaining funds was completed October 30, 1996.

As a result of the announced restructuring plans and the subsequent loss of certain management, as well as the concern of further losses due to the opening of other new hotel casinos, the Company has entered into agreements with various key personnel, wherein these employees agreed to remain employed by the Company for a period of one year in exchange for the promise of severance pay should the employee be terminated as a result of the restructuring or change in management or board of directors.


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

THREE MONTHS ENDED SEPTEMBER 29, 1996

The third-quarter was the first full period of operations producing gross revenues of $40.2 million. Casino revenue represented 35% of gross revenue, hotel 18%, food and beverage 24%, and tower, retail and other revenue 23%. Revenues generated from slot machines represented 66% of total casino revenue. The net loss for the quarter was $26.0 million inclusive of amortization of pre-opening expenses of $12.2 million. The loss per common share was $0.45 consisting of $0.24 from operations and $0.21 from the amortization of pre-opening expenses.

The Company experienced hotel occupancy of 90.9% at an average daily rate of $59 for the quarter. Tower visitation totaled 881,861 for the period inclusive of guests dining at the Top of The World revolving restaurant. The average weekly visitation dropped from 79,113 during the second fiscal quarter to 67,835 for the third fiscal quarter.

NINE MONTHS ENDED SEPTEMBER 29, 1996

As indicated above, the Company began operations April 29, 1996. The nine month period ended September 29, 1996, represents only five months of operations. The Company generated net revenues of $65.2 million for the period. The net loss was $35.2 million inclusive of amortization of pre-opening expense of $19.9 million. The loss per common share was $0.61 consisting of $0.27 from operations and $0.34 from the amortization of pre-opening costs.

OTHER FACTORS AFFECTING EARNINGS

The Company's policy is to fully amortize pre-opening costs over a six-month period following commencement of operations. Approximately $4.1 million remains to be amortized during the fourth quarter.

Construction of the facility continued during the third quarter and the Company capitalized interest of $2.5 million for the three months ended September 29, 1996, and $13.7 million for the nine months ended September 29, 1996. A portion of interest will be capitalized through the period ending when construction of Phase II ceased.

The Company completed the partial remodel and reconfiguration of the casino floor and launched a new casino marketing campaign on October 1, 1996. The campaign and casino changes position the casino product as the best gaming value in Las Vegas by offering favorable rules on table games and liberal pay backs on slot machines. Gaming revenue has increased 73.9% to $7.6 million for the period September 30, 1996, through October 27, 1996, as compared to the same number of days during the prior month. Revenues generated by slot machines grew to 74.5% of total casino revenue. The Company estimates that earnings before interest, taxes, depreciation and amortization will be $2.2 million (15% of net revenues) for the month ended October 27, 1996. There can be no assurance that this improvement will continue or be indicative of future trends.

Since opening, the roller coaster at the top of the tower has only operated for parts of 28 days. Its shutdown negatively impacted tower visitation. Modifications to the roller coaster were completed October 28, 1996, at which point full-time operation commenced. There can also be no assurance that the modified roller coaster will increase visitation and gaming levels.

As the Company continues to seek additional financing and negotiations continue regarding the restructuring of existing indebtedness, such restructuring activities may unfavorably impact earnings due to the additional administrative costs associated with professional fees and the financial statement impact of any changes to the Company's capital structure resulting from the outcome of such restructuring.

The Company currently employs 2,800 full-time Associates, which is a decrease of approximately 400 since opening. Management continues to implement cost-containment programs and expects additional efficiencies as the Company's operations mature.

LIQUIDITY AND CAPITAL RESOURCES

On May 3, 1996, the Company consummated a $37.5 million capital lease transaction of which $33.3 million had been advanced to the Company as of September 29, 1996. Based upon the Company's third fiscal quarter results, it was determined that the Company would not meet certain financial covenants which would constitute an event of default under the capital lease that would give the lender the right to accelerate the maturity of the capital lease. On October 30, 1996, the Company entered a Standstill Agreement with the lenders that will remain in effect until the earlier of a bankruptcy filing or payment default. Pursuant to the agreement, the Company made its scheduled payment on October 31, 1996, of $3.2 million. In addition, the agreement requires the return of $4.2 million (including interest) remaining in the escrow account to the lenders to be applied to the principal balance on a pro rata basis. The amount was applied to the principal balance on October 30, 1996. In the event the Standstill Agreement is terminated for reasons mentioned and lenders accelerate the capital lease indebtedness, the Company would not have the ability to repay such indebtedness. The acceleration of such capital lease indebtedness would also constitute an event of default under the Company's First Mortgage Note Indenture by reason of a cross default provision included in such Indenture.

Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes the Company has borrowed $50 million from Grand Casinos, Inc. as of September 29, 1996. The loan is subordinate to the First Mortgage Notes and capital lease obligations and accrues interest at the rate of 14.25%. The interest will accrue but will not be paid until the Company meets certain financial covenants pursuant to the Indenture under the First Mortgage Notes. The loan has been utilized to fund the completion of Phase I of the project.

On October 10, 1996, the Company paid $2.3 million to Grand Casinos, Inc. ("Grand") pursuant to the Management and Development Agreement entered into on July 1, 1994. Grand has agreed to either refund the $2.3 million to the Company or advance the amount as a loan by November 5, 1996. As of November 13, 1996, such amount has not been paid to the Company. In addition, the Company has purchased certain equipment from a wholly-owned subsidiary of Grand in the approximate amount of $3.7 million. As of November 13, 1996, approximately $2.5 million of such amount remained unpaid. The Company has accrued this cost and intends to pay such amount as part of the final funding of Phase I.

As of September 29, 1996, the Company has completed construction of Phase I and has remaining funding requirements of $19.0 million all of which is included in the construction payable caption on the balance sheet as of September 29, 1996.

The Company has ceased construction of Phase II due to its inability to fund further construction. The Company anticipates construction costs associated with Phase II up to and including the time of shut down will be approximately $76.0 million of which $43.0 million has been spent, $17.0 million is included in construction payables as of September 29, 1996, and $16.0 million is expected to be billed subsequently. The Company estimates the total cost of Phase II to be approximately $142.0 million. The Company estimates that the completion of Phase II will take approximately seven months once resumed and cost an estimated additional $66 million. The Company believes that the completion of Phase II is critical to its long-term viability.

Cash on hand and internally generated funds will not be sufficient to fund the cash requirements of the Company's existing operations, current trade and construction payables and debt service. The Company does not plan to make its regularly scheduled interest payment on its First Mortgage Notes due on November 15, 1996, of $14.5 million. Failure to make such interest payment will constitute an event of default under the Company's First Mortgage Note Indenture which could result in the lenders acceleration of the notes which include the face amount plus any accrued interest. The Company does not have the ability to repay such indebtedness. The Company is continuing to seek additional financing and is discussing restructuring the First Mortgage Notes. There can be no assurance that additional financing will be available to the Company or that if available, will be on terms favorable to the Company. In addition, it is highly likely that negotiations with its creditors, whether successful or not at arriving at a restructuring, will involve a bankruptcy filing as a means of formalizing and approving either a consensual or nonconsensual restructuring. If the Company cannot restructure its existing indebtedness, there will be serious doubt as to whether or not the Company will be able to continue as a going concern.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand Casinos, Inc. ("Grand"), Robert E. Stupak (a former officer and director of the Company), Bob Stupak Enterprises, David R. Wirshing (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

In addition to the Caesar case, additional cases making the same claims against the same defendants have been filed by the following plaintiffs: Mitchel Gordon on October 7, 1996; Robert Johnson on September 19, 1996; Regina Peltz on August 13, 1996; and Ronald Stengel on August 13, 1996. The court is currently considering a motion to consolidate these cases with the Caesar case. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in the complaint are without merit. The Company plans to vigorously defend such claims.

On August 16, 1996, a complaint was filed in District Court , Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand Casinos ("Grand"), Robert Stupak (a former officer and director of the Company), Lyle Berman (an officer and director of the Company as Grand Casinos) and Stanley Taube (a director of the Company and Grand Casinos). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrong doing. The Company believes that the claims made in this complaint are without merit. The Company plans to vigorously defend such claims.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Based upon the third quarter results, the Company determined that it would not meet certain financial covenants which would constitute an event of default under the capital lease that would give the lender the right to accelerate maturity. On October 30, 1996, the Company entered a Standstill Agreement with the lenders that will remain in effect until the earlier of the bankruptcy filing or payment default. Pursuant to the agreement, the Company made its scheduled payment on October 31, 1996, of $3.2 million. In addition, the agreement required the return of $4.2 million (including interest) remaining in the escrow account to the lenders to be applied to the principal balance on a pro rata basis. The amount was applied to the principal balance on October 30, 1996, reducing it to a total of $28.3 million. In the event the Standstill Agreement is terminated for reasons mentioned and the lenders accelerate the capital lease indebtedness, the Company would not have the ability to repay such indebtedness. The acceleration of such capital lease indebtedness would also constitute an event of default under the Company's First Mortgage Note Indenture by reason of a cross default provision included in such Indenture.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
   No.

10.01 Standstill and Amendment Agreement dated as October 30, 1996, by and among Stratosphere Corporation, Stratosphere Gaming Corp., First Security Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank, National Association, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing & Capital Corporation.

10.02 Funding Agreement dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Corporation, and Stratosphere Gaming Corp.

10.03 Letter Agreement dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Corporation and Stratosphere Gaming Corp.

10.04 Senior Executive Severance Agreement dated September 27, 1996, by and between Andrew Blumen and Stratosphere Corporation.

10.05 Senior Executive Severance Agreement dated September 30, 1996, by and between Thomas Lettero and Stratosphere Corporation.

27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarterly period ended September 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        STRATOSPHERE CORPORATION

Date:   November 13, 1996               By: /s/ Richard J. Schuetz
                                        Name: Richard J. Schuetz
                                        Title:  President & CEO

                                        By: /s/ Thomas A. Lettero
                                        Name: Thomas A. Lettero
                                        Title:  Chief Financial Officer


                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.

10.01 Standstill and Amendment Agreement dated as October 30, 1996, by and among Stratosphere Corporation, Stratosphere Gaming Corp., First Security Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank, National Association, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing & Capital Corporation.

10.02 Funding Agreement dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Corporation, and Stratosphere Gaming Corp.

10.03 Letter Agreement dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Corporation and Stratosphere Gaming Corp.

10.04 Senior Executive Severance Agreement dated September 27, 1996, by and between Andrew Blumen and Stratosphere Corporation.

10.05 Senior Executive Severance Agreement dated September 30, 1996, by and between Thomas Lettero and Stratosphere Corporation.

27       Financial Data Schedule