Form 10-K
period 1996-12-29
STRATOSPHERE CORP
filed 1997-03-31
CIK 897743

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ______________
                          Commission File No. 1-12030

                            Stratosphere Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                          88-0292318
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

 2000 Las Vegas Boulevard South
      Las Vegas, Nevada                                                  _ 89104
(Address of principal executive offices)                     (Zip Code)

                                 (702) 382-4446
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
             None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X        No
                                -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any
amendment to this Form 10-K.  [   ]

As of March 21, 1997, 58,393,105 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported by NASDAQ on March 21, 1997, was $36,919,744. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and Grand Casinos, Inc.

ITEM 1.  BUSINESS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Stratosphere Corporation (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "-Certain Factors."

OVERVIEW

         The Company owns and operates the Stratosphere Tower, Casino & Hotel ("Stratosphere"), a major destination resort containing a fully integrated casino/hotel, observation tower and entertainment complex located at the north end of the Las Vegas Strip. Stratosphere currently operates a 97,000 square foot casino (the "Casino"), 1,444 hotel rooms and suites, a retail-entertainment center including retail and dining experiences (the "Entertainment Center"), an observation tower, six restaurants and other attractions.

         Stratosphere Corporation and its wholly owned subsidiary Stratosphere Gaming Corp. ("SGC") filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere Corporation and SGC are acting as debtors in possession on behalf of their respective bankrupt estates and are authorized as such to operate their business subject to bankruptcy court supervision. Stratosphere Corporation, SGC and Grand filed a Joint Plan of Reorganization (the "Plan") on January 27,
1997.

         On January 6, 1997, Stratosphere Corporation announced an agreement-in-principle by and among Grand Casinos, Inc., ("Grand"), Stratosphere Corporation, and the holders of over 57 percent of Stratosphere Corporation's $203 million 14 1/4% First Mortgage Notes (the "First Mortgage Notes") pertaining to the restructuring of the First Mortgage Notes and the equity capitalization of Stratosphere Corporation. Stratosphere Corporation's announcement indicated further that the agreement-in-principle will expire unless a plan of reorganization consistent with the terms thereof is confirmed by a Bankruptcy Court by June 30, 1997.

         Stratosphere is centered around the Stratosphere Tower (the "Tower"), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is three times taller than any building currently existing in Las Vegas and is visible from all directions, including to visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story indoor and outdoor building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air -- a roller coaster and a simulated "Big Shot" (the "Thrill Rides") -- as well as other features and attractions. Stratosphere has been designed to create an exciting and unique gaming and entertainment experience that management believes will make Stratosphere a "must see" tourist attraction for many of Las Vegas' 28 million annual visitors and over one million local residents.

         Stratosphere currently is operating with, among other things, the Tower, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring 2,003 slot machines, 56 table games, a sports book, a keno lounge, a 160,000 square foot second level containing a retail-entertainment center and 650 seat Broadway Showroom, a 250-seat entertainment lounge and parking for approximately 4,000 cars (collectively, "Phase I"). Stratosphere opened for business on April 29, 1996.

         Under the terms of the Plan, Stratosphere Corporation's $203 million 14 1/4% Notes currently outstanding will be exchanged for $203 million of new Stratosphere Notes bearing interest at 11 1/4%, due May 15, 2002. The Plan calls for interest payable in kind at 14 1/4% per annum for the November 15, 1996, interest payment, now in arrears, and a payment in kind at 11 1/4% per annum for the May 15, 1997, interest payment, with all subsequent interest payments paid in cash. The new Notes will also receive additional contingent interest equal to 15% of Stratosphere Corporation's consolidated annual cash flow from $60.0 million to $80.0 million, up to $3.0 million per year. The new Notes will be callable at 110% of par (plus accrued interest) on May 15, 1999. Stratosphere also will be permitted, subject to certain restrictions, to issue up to $25.0 million in additional new Notes to fund its working capital requirements.

        The Plan also provides for a Rights Offering to all existing holders of Stratosphere Common Stock, including Grand, which will guarantee net proceeds to Stratosphere Corporation of at least $75.0 million. The proceeds of the Rights Offering will be used to finance completion of Phase II of Stratosphere, which includes a new hotel tower consisting of approximately 1,000 room bays, a pool and recreation area, landscaping and other improvements to the Stratosphere complex. Existing shares of Stratosphere Corporation's Common Stock will be canceled and shareholders will receive transferable rights to purchase one share of Common Stock in reorganized Stratosphere at $1.31 per share. Each purchaser of a share pursuant to the Rights Offering, other than those subscribed for by Grand as its pro-rata share, will also receive a three-year warrant to purchase one-half of a share of Common Stock at $3.00 per full share. As part of the Plan, Grand has agreed to purchase its pro-rata share of the Rights Offering (approximately 42 percent) for approximately $31.9 million. Additionally, Grand will provide a standby commitment to purchase any unsubscribed portion of the Rights Offering not exercised by other shareholders of Stratosphere Corporation. Grand will provide a new Completion Guarantee for Phase II of Stratosphere, which will cover up to $25 million in cost overruns on completion of Phase II. Any amounts paid by Grand pursuant to the Completion Guarantee would constitute subordinated debt of Stratosphere with interest payable at 11 1/4 %.

         The Rights Offering will result in the issuance of 58.4 million shares of Stratosphere Common Stock, with net proceeds of at least $75.0 million. Upon completion of the reorganization and Rights Offering, the Company will have approximately 96.8 million shares of Common Stock outstanding and warrants outstanding to purchase an additional 17.0 million shares of Common Stock at $3.00 per share.

  Under the Plan, Grand will convert $50.0 million due from Stratosphere Corporation into 39.7% (approximately 38.4 million shares) of Stratosphere Corporation's Common Stock outstanding upon the completion of the reorganization. Grand previously loaned this amount to Stratosphere pursuant to the Completion Guarantee given in connection with the Company's 1995 Public Offering of First Mortgage Notes. Assuming full subscription by the public shareholders in the Rights Offering, Grand will subscribe for approximately
24.5 million shares of reorganized Stratosphere Corporation for $32.1 million. These shares, together with shares received from the conversion of $50.0 million of debt, will result in Grand owning 65% of Stratosphere Corporation (without giving effect to the warrants).

     The Plan is subject to a number of conditions, including Plan confirmation by the United States Bankruptcy Court, District of Nevada, receipt of all necessary regulatory approvals, including those required by Nevada gaming authorities, completion of definitive Plan related documents, and other customary closing conditions. In addition, Grand's obligations under the Plan are conditioned upon resolution or discharge of certain pending securities lawsuits, receipt by Grand of an investment banking fairness opinion, a two year Management Agreement wherein Grand agrees to manage construction of Phase II and the day to day operations of Stratosphere Corporation for $500,000 per year inclusive of all costs and expenses, and Stratosphere Corporation's consolidated cash flows (as defined in the Plan) for the months between October 1, 1996, and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997, was $1,615,736. Grand has announced that it is monitoring the Company's monthly consolidated cash flows. Based on these conditions there can be no assurance that the Plan will be confirmed. Stratosphere Corporation has announced that, if the Plan or a similar proposal is not confirmed, Stratosphere Corporation will likely be unable to continue as a going concern.

THE TOWER

         At 1,149 feet in height, the Tower is the tallest free-standing observation tower in the United States and the tallest free-standing structure west of the Mississippi River. From the indoor and outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown and the surrounding Las Vegas Valley. Visitors travel to the observation decks, restaurant and lounge in four high speed, double-decked elevators, which travel at 1,800 feet per minute, and which have an aggregate capacity of 128 visitors. These elevators make as many as 22.5 round trips per hour and move as many as 2,880 people per hour.

         The Pod is a 12-story, 105,000 square foot building that begins at the 771-foot level of the Tower. The Pod, which has a maximum capacity of 2,700 visitors at any one time, has an indoor and outdoor observation deck and is open from 9:00 a.m. to midnight weekdays and until 2:00 a.m. on weekends.

         The Pod's third and fourth levels contain conference and meeting rooms that can be rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine will feature a 220-seat cocktail lounge and indoor and outdoor observation decks. The Pod also contains gift shops and several free-standing kiosks featuring souvenirs and food products designed to capitalize on the unique nature of the Tower.

         Level twelve is the staging area for the Thrill Rides. The first ride, the "Big Shot," propels riders from the 921-foot level of the Pod approximately 180 feet straight up the mast of the Tower, in a harnessed seat, and allows for a controlled free fall back to the landing platform. The second ride, a roller coaster, the "High Roller," begins at the 909-foot level and transports up to 36 passengers at a time along tracks wrapped around the top portion of the Pod. The High Roller was out of service during a significant portion of 1996; however, the Company believes that all related mechanical difficulties have been fully repaired.

THE CASINO AREA

         Stratosphere's casino contains 97,000 square feet of gaming space, with approximately 2,003 slot machines, 56 table games, a sports book and Keno lounge. Stratosphere's bar and lounge facilities have been positioned for convenient access to the gaming areas.

         The Casino was remodeled and reconfigured to accommodate the Company's new marketing plan which features state of the art slot machines and video games offering, in total, the best odds in Las Vegas. Some of the games offered include 98% return on all dollars slots, 100% return on $. 25 video poker, 100x odds on craps, 99.5% return on blackjack, and single zero roulette.

         The Casino areas have been designed to cater to all levels of casino play. Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers will be able to join a frequent players club, which awards benefits and gifts based upon the customer's level of play.

THE RETAIL-ENTERTAINMENT CENTER

         The Retail-Entertainment Center, located on the second floor of the Base Building, currently occupies approximately 160,000 square feet, of which 57,000 square feet is currently undeveloped. The retail area offers various restaurants and shops and, in combination with the 650 seat show room that offers four shows a day, is designed to appeal to the wide spectrum of visitors who come to Las Vegas

         In addition, a 250-seat entertainment lounge, located on the first level of the Base Building, features Las Vegas lounge style entertainment. Guests of the showrooms will be provided with amenities found in other Las Vegas showrooms.

THE HOTEL

The Hotel currently has 1,444 rooms and suites. The Hotel has five restaurants, including the 434-seat "Stratosphere Buffet," the 200-seat "Sister's Cafe and Grille," the "Big Sky Steakhouse," "Roxy's 50's Diner," and "Ferarro's," an Italian cuisine restaurant. Stratosphere has parking for over 4,000 cars.

BUSINESS AND MARKETING STRATEGY

         The Company's business development strategy will utilize Stratosphere's unique characteristics to attract Las Vegas visitors and
residents.   Stratosphere offers extremely favorable gambling odds for its slot and table game products compared to other Las Vegas operators. The benefits of playing at the Stratosphere are actively marketed by Stratosphere. A significant amount of visitors and residents of Las Vegas are attracted by this business strategy. The Company has also implemented a customer development program that identifies quality casino players and converts them into preferred guests. The Company has created a profile of its customers, utilizing available demographic data, regularly conducted customer surveys and other sources to market to these segments. Repeat visits from preferred guests are achieved by providing superior guest service, a friendly gaming atmosphere, complimentary services where appropriate, and invitations to Stratosphere's special events. To maintain high levels of patronage, the Company employs a direct mail program targeting the customers in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

         The casino/hotel industry is highly competitive. Las Vegas is a world class destination resort, with numerous other tourist attractions. Major Las Vegas casino/hotels are themselves tourist attractions, including The Mirage, Excalibur, Circus Circus, the MGM Grand Hotel Casino and Theme Park, Treasure Island, Monte Carlo, New York New York and Luxor.

         In addition, certain states have recently legalized, and others may legalize casino gaming in specific areas, and passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Such proliferation of gaming activities could materially and adversely affect the Company's business. In particular, the legalization of casino gaming in or near any metropolitan area from which the Company intends to attract customers could have a material adverse effect on the Company's business.

EMPLOYEES

         The Company currently employs approximately 2,450 people, of which approximately 1,300 are covered by a collective bargaining agreement which expires in April 1997. The Company believes that its relationship with its employees is satisfactory.

NEVADA GAMING REGULATION

         The ownership and operation of casino gaming facilities in Nevada are subject to:(i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Las Vegas, collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

         The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Stratosphere Gaming Corp., a Nevada corporation and wholly-owned subsidiary of the Company (the "Operating Subsidiary"). The Operating Subsidiary is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company and the Operating Subsidiary have obtained the various registrations, approvals, permits, findings of suitablility and licenses in order to engage in gaming activities in Nevada.

         As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. In addition, no person may become a stockholder of, or receive, any percentage of profits from the Operating Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Operating Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of the Operating Subsidiary. Officers, directors and certain key employees of the Operating Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of the Operating Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Operating Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Operating Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and the Operating Subsidiary will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, liens, sales of securities and similar financing transactions by the Operating Subsidiary will be required to be reported to or approved by the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Operating Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Operating Subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the licenses of the Operating Subsidiary could (and revocation of any gaming license of the Operating Subsidiary would) materially adversely affect the Company.

         Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Both Mr. Stupak and Grand have been approved as controlling shareholders in connection with the Company's registration. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purpose unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, it
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, such as the First Mortgage Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation it has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.
If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the cost of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Company may also be required to disclose to the Nevada Commission, upon its request, the identities of any of their security holders, including the holder of the First Mortgage Notes and the Class B Warrants. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, the Nevada Commission has not imposed such a requirement on the Company.

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. A rights offering of Capital Stock in a public offering in order to satisfy the Standby Equity Commitment or as part of the Plan of Reorganization will require the prior approval of the Nevada Commission. No assurance can be given that such approval would be obtained.

         Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments and merchandise. Nevada licensees that hold a license to manufacture or distribute gaming devices also pay certain fees and taxes to the state of Nevada.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.
Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

NEVADA LIQUOR REGULATIONS

         The sale of alcoholic beverages at Stratosphere is subject to licensing and regulation by the City of Las Vegas. All licenses are revocable and are transferable only with prior approval of the City of Las Vegas. The City of Las Vegas has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action may (and revocation would) have a material adverse effect on the operations of the Company.

CERTAIN FACTORS

         In addition to factors discussed elsewhere in this Annual Report Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

         BANKRUPTCY. Stratosphere Corporation and its wholly owned subsidiary Stratosphere Gaming Corp. ("SGC") filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. The Company and SGC are acting as debtors in possession on behalf of their respective bankruptcy estates and are authorized as such to operate their business subject to bankruptcy court supervision. Stratosphere Corporation, SGC and Grand filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997. The Plan is subject to a number of conditions, including the Company's financial performance and settlement of certain litigation on behalf of Grand. There can be no assurance that the conditions to the Plan will be satisfied or that the Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

         NEED FOR ADDITIONAL FINANCING. The Company has completed construction of Phase I, of which $162.5 million was incurred during fiscal 1996 and has spent approximately $62.0 million on Phase II of the project. The Company has ceased construction of Phase II due to its inability to fund further construction. The Company estimates the total additional cost to complete Phase II is $75.0 million. The Company estimates that the construction of Phase II will take approximately seven months. The Company believes that the completion of Phase II is critical to its long-term viability. The completion of Phase II by the Company is dependent on the Company's ability to obtain bankruptcy court confirmation regarding the Plan filed or of a plan providing adequate funding for the completion of Phase II. There can be no assurance that if the Plan is not confirmed there will be adequate additional financing to complete Phase II.

         RISKS OF NEW CONSTRUCTION. Major construction projects (and particularly one the size, complexity and scale of Phase II) entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and nonavailability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, or delay or prevent the construction or opening of Phase II or otherwise affect the design and features of Phase II.

         COMPETITION. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas Strip hotels and with a few major hotels in downtown Las Vegas. The Hotel and the Casino will also compete with a large number of hotels and motels located in and near Las Vegas. The Tower will compete with all other forms of entertainment, lodging and recreational activities in and near Las Vegas. Many of the Company's competitors are larger than the Company and have greater name recognition and may have greater resources.

         POSSIBLE CONFLICTS OF INTEREST. Grand is actively involved in the gaming industry and other directors and officers of the Company also are involved in the gaming industry. Casinos owned or managed by Grand and such persons may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company, Grand and such persons for future business opportunities. While the Company, Grand and such persons intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand or such persons may not be presented to the Company.

         REGULATION. The ownership and operations of casinos in Nevada are highly regulated. The Company and its directors, officers and principal stockholders will need either to be licensed or found suitable by the gaming authorities in Nevada and must provide detailed financial and other reports. Changes in Nevada law or regulations may limit or otherwise materially affect the types of gaming that may be conducted. The Nevada Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. Any holder of more than five percent of the Common Stock of the Company is required to report to the Nevada Gaming Commission. Any holder of more than 10% of the Common Stock must apply to the Nevada Gaming Commission to be found suitable. Under certain circumstances, an "institutional investor," (as defined in the Nevada Gaming Control Act) which acquires more than 10%, but not more than 15%, of the voting securities of a "Registered Corporation" (as defined in the Nevada Gaming Control Act) may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

ITEM 2. PROPERTIES

     The Company currently owns approximately 24.5 acres of land on or near the Las Vegas Strip. The Company entered into an Owner Participation Agreement (the "Owner Participation Agreement") with the City of Las Vegas Downtown Redevelopment Agency (the "Redevelopment Agency") in December 1994. This property and the property the Company is seeking to acquire pursuant to the Agreements lie within the downtown redevelopment district, an area designated by the City for economic redevelopment and urban renewal, and the Company believes that it will be successful in its acquisition. Pursuant to the Owner Participation Agreement, the Redevelopment Agency has acquired certain property
and is attempting to acquire two remaining properties.   While the Company
believes that through the City's power of eminent domain or through negotiations with current owners, all remaining property will be acquired, there can be no assurance that all such property will be acquired or that such property will be acquired within the Company's budget. The Company has acquired all but two parcels of property being sought by the City for the Company. The City is currently taking all steps necessary to acquire these two parcels but there can be no assurance that it will succeed in acquiring such parcels. The City's right to acquire these two properties is currently on appeal to the Nevada Supreme Court. The Company believes that, if necessary, it can independently acquire the remaining parcels or that Stratosphere can be reconfigured to be built on the land the Company currently owns or has rights to acquire, however, the size and scope of Stratosphere may have to be changed should some of the property not be obtained. In all, the Company expects to have approximately
25.5 acres on which to build Stratosphere.

     The Company has also built a park which was deeded to the City of Las Vegas and is required by the Owner Participation Agreement to acquire a building from Mr. Stupak that is currently leased by the City as a community center and will donate this building to the Redevelopment Agency. The Company previously donated $100,000 to the Agency pursuant to its Agreement. This money will be used to renovate the building as a multi-use facility, including a day care center. Pursuant to the Owner Participation Agreement, the Company has also agreed to provide relocation assistance and that 15% of the new jobs generated by Stratosphere will be made available to employ persons residing in the immediate vicinity of Stratosphere.

     The Company has entered into a Development and Lease Agreement (the "Master Lease") with Strato Retail LLC pursuant to which Strato Retail LLC developed approximately 160,000 square feet of the second floor of the Base Building into a retail and entertainment center (the "Premises"). The Master Lease provided for base rent plus percentage rent. Strato Retail LLC paid the Company approximately $9.9 million for the construction of the Phase I retail shell and, pursuant to the Master Lease, is obligated to pay $7.9 million for the construction of the Phase II expansion of the retail shell.

ITEM 3.  LEGAL PROCEEDINGS

     On January 27, 1997, the Company and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company and SGC. The Company and SGC are acting as debtors in possession on behalf of their respective bankruptcy estates, and are authorized as such to operate their business subject to bankruptcy court supervision.


     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company"), Thomas
G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 2, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoings.

     In addition to the Caesar case, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube - a director of the Company and also an officer and director of Grand) have been filed by the following plaintiffs: Regina Peltz on August 13, 1996; Ronald Stengel on August 13, 1996; Robert Johnson on September 19, 1996; David Vallee on September 25, 1996; Anthony L. Poli on October 7, 1996; Darrell Russell and Gail Russell on October 7, 1996; Mitchell Gordon on October 7, 1996; and James J. Enright, Jr., on October 28, 1996. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrongdoings. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleges causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995 and July 26, 1996. The litigation is brought on behalf of a putative class of purchasers of Stratosphere Corporation securities during that time period. The Consolidated and Amended Class Action Complaint does not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing. On February 25, 1997, Grand and certain individual defendants filed a motion to dismiss the complaint. The court has scheduled a hearing on that motion on April 25, 1997. Discovery and other proceedings have been stayed pending the court's ruling on that motion.

     On March 14, 1997, the plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the context of the Company's bankruptcy proceedings in the United Sates Bankruptcy Court for the District of Nevada. The Securities Litigation Claimants allege that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995 and July 22, 1996 in violation of the federal securities laws and Nevada law. These claims are scheduled to be determined in an estimation proceeding in the bankruptcy court. A hearing in the estimation proceeding is currently scheduled to begin on May 5, 1997.

     On August 16, 1996, a complaint was filed in District Court, Clark
County, Nevada (Victor Opitz, et al. v. Stratosphere Corporation, et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman (an officer and director of the Company and Grand) and Stanley Taube (a director of the Company and Grand). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrongdoing. The court has granted the Company's motion to stay this litigation pending the outcome of the federal shareholder litigation.

     On April 3, 1994, a complaint was filed in the United States District
Court for the District of Nevada (Harvey J. Cohen, et al. v. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court's order with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the Company's initial public offering (the "IPO"), each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase IPO Units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer class to lose out on other profits it allegedly deserved. The Company has asked the Court of Appeals to affirm the district court's order.

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

     On or about December 20, 1995, a complaint was filed in the District
Court, Clark County, Nevada (Vegas Market Place, Inc. vs. Bob Stupak, Individually dba Vegas World Hotel and Casinos, et al) against the Company, Mr. Stupak and others. The complaint seeks damages arising out of a lease executed between Bob Stupak, dba Vegas World Hotel and Casino and Vegas Market Place, Inc. Among the causes of action brought in the complaint are quiet title, breach of contract, specific performance, constructive eviction, declaratory judgment, breach of implied covenant of good faith and fair dealing, intentional interference with perspective economic advantage, intentional interference with contractual relationships, preliminary injunction and permanent injunction. The Company has filed a motion to dismiss several of the claims for relief brought in this complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         Prior to February 24, 1994 there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock commenced trading on the Nasdaq Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. From February 24, 1994 to June 23, 1994, the Common Stock traded on the Nasdaq Small Cap Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under bankruptcy proceedings on January 27, 1997. On June 24, 1994, the Common Stock commenced trading on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by Nasdaq.

                                                                               Price Range
                                                                             of Common Stock
                                                                             ---------------
                                                                              High      Low
                                                                              ----      ---
         YEAR ENDED DECEMBER 31, 1995:
         First Quarter                                                        5-7/8    4
         Second Quarter                                                       8-1/8    4-3/8
         Third Quarter                                                        9-1/4    6-1/2
         Fourth Quarter                                                      12-5/8    7-1/4

         YEAR ENDED DECEMBER 29, 1996:
         First Quarter                                                       12-1/4    9-1/8
         Second Quarter                                                      14        5-3/4
         Third Quarter                                                        6-7/8    1-3/16
         Fourth Quarter                                                       2-15/16   23/32

         The Company's Common Stock was delisted from the Pacific Stock
Exchange on December 3, 1996, and the Company has been notified by Nasdaq that because the Company no longer satisfies Nasdaq's listing standards, the Company's Common Stock will be delisted from the National Market System on March 31, 1997. The Company has appealed Nasdaq's determination to delist the Company's Common Stock, however, there can be no assurance that the Company's appeal will be successful. If the Company's Common Stock is delisted from the National Market System, the liquidity of the Common Stock will be adversely affected. As of March 21, 1997, the Company had approximately 2,300 stockholders of record.

         The Company has never paid any cash dividends with respect to the Common Stock. The Indenture (the "First Mortgage Note Indenture") between the Company, the Operating Subsidiary, and American Bank National Association, as trustee, relating to the First Mortgage Notes restricts the payment of dividends by the Company and restricts the transfer of funds by certain of the Company's subsidiaries to the Company.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                               Fiscal Year
                                                                                                                  Ended
                                                               Year Ended December 31,                         December 29,
                                                                                                               -----------
            Statement of Operations Data:              1992           1993        1994           1995                1996
                                                 ------------------------------------------------------        -----------
                                                        (in thousands, except share data)
                Net revenues (a)                 $        -    $        -   $      107      $      60         $  108,739
                Costs and expenses                      634         1,281        1,050            947            439,905
                                                 ------------------------------------------------------        -----------

                Loss from operatiions                   (634)       (1,281)        (943)          (887)          (331,166)
                Other expense (income)                     -             -         (665)         3,776             17,677
                                                 ------------------------------------------------------        -----------

                Net loss                         $      (634)   $   (1,281)  $     (278)     $  (4,663)        $(348,843)
                                                  ======================================================        ===========

                Loss per share                                               $    (0.01)     $   (0.12)        $   (6.00)
                                                                             ==========================        ===========


                                                1995 QUARTERS                                  1996 QUARTERS
                            -------------------------------------------         ------------------------------------------
                            FIRST       SECOND         THIRD     FOURTH          FIRST      SECOND       THIRD      FOURTH


                                                    (in thousands, except share data)
Statement of Operations
Data:
    Net revenues (a)     $   18      $     3       $     24   $     15       $     9      $ 29,889   $  35,319   $  43,522
    Costs and expenses      271          (72)           221        527            37        37,645      54,853     347,370
                         ---------------------------------------------       ---------------------------------------------

    Income (loss) from     (253)          75           (197)      (512)          (28)       (7,756)    (19,534)   (303,848)
    operations
    Other expense
    (income)                745        2,574          2,085     (1,628)       (1,944)        3,348       6,492       9,781
                         ---------------------------------------------       ---------------------------------------------

    Net income (loss)    $ (998)     $(2,499)      $ (2,282)  $  1,116       $ 1,916      $(11,104)  $ (26,026)  $(313,629)

                         =============================================       =============================================
    Income (loss)
    per share            $(0.03)     $ (0.07)      $  (0.06)  $   0.04       $  0.03      $  (0.19)  $   (0.45)  $   (5.37)

                         =============================================       =============================================


(a) The Company began operations on April 29, 1996.

Because income (loss) per share amounts are calculated using the weighted average number of common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto and other financial information included elsewhere or incorporated by reference in this Form 10-K.

OVERVIEW

The Company commenced operations on April 29, 1996, with a 1,149 foot, free standing observation tower with an integrated casino, hotel and retail-entertainment center. Prior to opening, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Until opening, expenses consisted primarily of interest and amortization of costs and expenses relating to the 14 1/4 First Mortgage Notes issued in March 1995.

On January 27, 1997, the Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company and SGC. The Company and SGC are acting as debtors in possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to bankruptcy court supervision. The Company and Grand Casinos, Inc. filed a Joint Plan of Reorganization (the "Plan") with the court on the filing date. (See Liquidity and Capital Resources for additional information).

     Due to the short operating period, historical results may not be indicative of future operating results and comparisons to prior fiscal years may not provide relevant information and therefore have not been included.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 1996

     The Company experienced a net loss before the recording of several non-recurring charges of $9.7 million or ($0.17) per weighted average common share. The non-recurring charges included a non-cash charge of $295.9 million or ($5.07) per share related to the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,"
$4.0 million or ($0.07) per share of pre-opening expenses, $3.0 million or ($0.05) per share charge for bad debt reserve relating to the receivable due from Bob Stupak for the servicing of his vacation package customers and $1.0 million or ($0.02) per share for restructuring costs. The net loss after these non-recurring charges was $313.6 million or ($5.37) per share.

TWELVE MONTHS ENDED DECEMBER 29, 1996

     The Company experienced a net loss for fiscal year 1996 before the recording of several non-recurring charges of $25.0 million or ($0.43) per weighted average common share. The non-recurring charges included a non-cash charge of $295.9 million or ($5.09) related to the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," $23.9 million or ($0.41) per share toward the amortization of preopening expenses, $3.0 million or ($0.05) per share charge for bad debt reserve relating to the receivable due from Bob Stupak for servicing of his vacation package customers and $1.0 million or ($0.02) per share for restructuring costs. The net loss after the aforementioned non-recurring charges was $348.8 million or ($6.00) per share.

REVENUES

     Gross revenues were $120.0 million (before promotional allowances of $11.2 million) for the fiscal year ended December 29, 1996. Casino revenue represented 40% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 21%. Revenues generated from slot machines represented 70.0% of total casino revenue.

     On October 1, 1996, the Company completed a partial remodel and reconfiguration of the casino and launched a new casino marketing campaign. The campaign and casino changes position the casino product as the best gaming value in Las Vegas by offering favorable rules on table games and liberal pay backs on slot machines. Casino revenue increased $7.1 million (from $14.2 million in the third quarter to $21.3 million in the fourth quarter). Although management believes the primary reason for the increase was due to the new marketing campaign and remodeling, the increase may also have been influenced by seasonal and other unrelated conditions. There can be no assurance that this improvement will continue or be indicative of future trends.

         The Company experienced hotel occupancy of 87% for fiscal year 1996 with an average daily rate of $64. Tower visitation totaled 2,443,532 for the period inclusive of guests dining at the Top of The World revolving restaurant. Fourth-quarter visitation decreased from 881,861 in the third quarter to 777,281 in the fourth quarter, which management believes is primarily due to seasonal conditions. The Company believes that the negative publicity surrounding its bankruptcy filing in January 1997 will have a short-term adverse effect on revenues.

COSTS AND EXPENSES

         Costs and expenses totaled $439.9 million for fiscal year 1996. Amortization of pre- opening expenses relating to Phase I of the project was $23.9 million which were fully amortized at December 29,1996.

         As discussed above, the Company adopted Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the end of fiscal year 1996. The initial non-cash charge was $295.9 million or $5.09 loss per weighted average common share. The impairment loss was measured as the amount by which the carrying value of the long-lived assets exceeded their fair market value. Management has made a preliminary assessment of the fair market value of each long-lived asset category to reflect the impairment loss. Any changes in such fair market value determination which would result from independent appraisal or other third party sources are not expected to have a material impact on the Company's future consolidated results of operations.

         Depreciation and amortization was $11.5 million. The depreciation of assets began April 29, 1996, at which time the assets were placed in service. Future depreciation will not be consistent with the past as the asset values used in the calculation have been reduced for future periods pursuant to the application of Statement of Financial Accounting Standards No. 121.

         Future adjustment of asset values is possible with the anticipated adoption of fresh-start reporting at the confirmation date upon bankruptcy court approval of a plan of reorganization. Such adjustments may impact depreciation expense in future periods.

         Selling, general and administrative expenses included a charge of $3.0 million relating to the establishment of a bad debt reserve for funds due the Company from Bob Stupak for the servicing of vacation packages sold by Mr. Stupak. The Company ceased servicing vacation packages on January 13, 1997. The ability of the Company to provide its resort as a facility for servicing the vacation packages in the future will be dependent on the Company and Bob Stupak being able to make adequate arrangements that would be subject to approval by the bankruptcy court.

         Also included in selling, general and administrative expenses was $1.0 million of costs associated with the restructuring. These costs are expected to continue and are anticipated to increase during the term of the bankruptcy. The Company will expense these costs during the periods incurred. During the term of the bankruptcy all such costs will require court approval prior to being paid.

OTHER - NET

         Interest income decreased by $4.4 million during fiscal 1996 due to a reduction in cash balances. The amounts earned during the prior year include interest earned on the funds placed in the Phase I construction escrow account.

         Interest expense was $21.8 million in fiscal 1996, or $9.8 million greater than the amount incurred during 1995. Such increase is attributable to the fact that 1996 represents the first year that a full year's interest was
incurred on the First Mortgage Notes.    Interest of $14.0 and $13.2 was
capitalized during fiscal 1996 and 1995 respectively. The Company will not accrue interest on the First Mortgage Notes for the period subsequent to the bankruptcy filing until a plan of reorganization is approved.

         As of December 29, 1996, the Company had a net operating loss carry forward of approximately $27.5 million. The availability of the carry forward will be subject to the tax treatment accorded the final plan of reorganization.

LIQUIDITY AND CAPITAL RESOURCES

RESTRUCTURING PLAN

         On January 6, 1997, the Stratosphere Corporation and SCG (the "Debtors") announced an agreement-in-principal by and among Grand, the Debtors, and the holders of over 57 percent of the Company's First Mortgage Notes pertaining to the restructuring of the First Mortgage Notes and the equity capitalization of the Company. The Company's announcement indicated further that the agreement-in-principal will expire unless a plan of reorganization consistent with the terms thereof is confirmed by a Bankruptcy Court by June 30, 1997. The Debtors filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. The Debtors are acting as debtors in possession on behalf of their respective bankrupt estates and are authorized as such to operate their business subject to bankruptcy court supervision. The Debtors and Grand filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997.

         Under the terms of the Plan, Stratosphere's $203 million 14 1/4% Notes currently outstanding will be exchanged for $203 million of new Stratosphere Notes bearing interest at 11 1/4%, due May 15, 2002. The Plan calls for interest payable in kind at 14 1/4% per annum for the November 15, 1996 interest payment, now in arrears, and a payment in kind at 11 1/4% per annum for the May 15, 1997 interest payment, with all subsequent interest payments paid in cash. The new Notes will also receive additional contingent interest equal to 15% of Stratosphere's consolidated annual cash flow from $60.0 million to $80.0 million, up to $3.0 million per year. The new Notes will be callable at 110% of par (plus accrued interest) on May 15, 1999. Stratosphere also will be permitted, subject to certain restrictions, to issue up to $25.0 million in additional new Notes to fund its working capital requirements.

         The restructuring Plan will also include a Rights Offering to all existing holders of Stratosphere Common Stock, including Grand, which will guarantee net proceeds to the Company of at least $75.0 million. The proceeds of the Rights Offering will be used to finance completion of Phase II of the Stratosphere resort complex, which includes a new hotel tower consisting of approximately 1,000 room bays, a pool and recreation area, landscaping and other improvements to the Stratosphere complex. Existing Stratosphere shares will be canceled and shareholders will receive transferable rights to purchase one share of Common Stock in reorganized Stratosphere at $1.31 per share. Each purchaser of a share pursuant to the Rights Offering, other than those subscribed for by Grand, as its pro-rata share, also will receive a three- year warrant to purchase one-half of a share of Common Stock at $3.00 per full share. As part of the restructuring plan, Grand has agreed to purchase its pro-rata share of the Rights Offering (approximately 42 percent) for approximately $31.9 million. Additionally, Grand will provide a standby commitment to purchase any unsubscribed portion of the Rights Offering not exercised by other Stratosphere shareholders. Grand has also agreed to provide a new Completion Guarantee for Phase II of the Stratosphere project, which will cover up to $25 million in cost overruns on completion of Phase II. Any amounts paid by Grand pursuant to the Completion Guarantee would constitute subordinated debt of Stratosphere with interest payable at 11 1/4 %.

         The Rights Offering will result in the issuance of 58.4 million shares of Stratosphere Common Stock, with net proceeds of at least $75.0 million.
Upon completion of the reorganization and Rights Offering, Stratosphere will have approximately 96.8 million shares of Common Stock outstanding and warrants outstanding to purchase an additional 17.0 million shares of Common Stock at $3.00 per share.

         Under the Plan, Grand will convert $50.0 million due from Stratosphere into 39.7% (approximately 38.4 million shares) of the Common Stock of Stratosphere Corporation outstanding upon the completion of the reorganization. Grand previously loaned this amount to Stratosphere pursuant to its Completion Guarantee on the construction of the Stratosphere casino, hotel and tower, which opened in Las Vegas on April 29, 1996. Assuming full subscription by the public shareholders in the Rights Offering, Grand will subscribe for approximately 24.5 million shares of reorganized Stratosphere Corporation for $32.1 million. These shares together with shares received from the conversion of $50.0 million of debt, will result in Grand owning 65% of Stratosphere Corporation (without giving effect to the warrants).

        The Plan is subject to a number of conditions, including Plan confirmation by the United States Bankruptcy Court, District of Nevada, receipt of all necessary regulatory approvals, including those required by Nevada gaming authorities, completion of definitive Plan related documents, and other customary closing conditions. In addition, Grand's obligations under the Plan are conditioned upon resolution or discharge of certain pending securities litigation, receipt by Grand of an investment banking fairness opinion, a two year Management Agreement wherein Grand agrees to manage construction of Phase II and the day to day operations of Stratosphere for $500,000 per year inclusive of all costs and expenses, and Stratosphere's consolidated cash flows (as defined in the Plan) for the months between October 1, 1996, and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997, was $1,615,736. Based on these conditions there can be no assurance that the Plan on file will ultimately be confirmed.

         If the Plan or a similar proposal that restructures the existing debt and provides adequate working capital is not confirmed, the Company will likely be unable to continue as a going concern.

DEBT

         Long-term debt totaled $272.5 million at December 29,1996, consisting of the following:

         On March 9, 1995, the Company closed on its offering of $203,000,000 14 1/4% First Mortgage Notes due 2002. The proceeds of the offering were used to develop and construct Phase I of the project. The Company did not make the required November 15, 1996, interest payment of $14.5 million. As of December 29, 1996, the Company accrued $18.3 million of interest expense. The Company will not accrue any interest on this debt subsequent to the bankruptcy filing until a plan of reorganization is confirmed.

         Pursuant to the Memorandum of Agreement issued in connection with the First Mortgage Notes, Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20.0 million in new equity through the purchase of Capital Stock (other than Disqualified Stock), on non-cumulative bases, in each of the first three years following the time that the Stratosphere Tower Project is operating. Such funds would be contributed to the Company as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60.0 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate.

         Under the terms of the Plan, Grand will be released from its obligations under the Standby Equity Agreement.

         The Company consummated a $37.5 million capital lease transaction on May 3, 1996. On October 30, 1996, the Company executed a Standstill Agreement as the Company was in default with the lease agreement based on its failure to meet certain financial covenants. Pursuant to the agreement, the Company reduced the principal by $4.2 million on a pro rata basis with funds held in the escrow account. As of March 21, 1997, the Company has made all required payments relating to the capital lease obligations and plans to continue making such payments in the future. The capital lease obligations currently yield interest at 8.3%. The Standstill Agreement is no longer in effect as the Company has filed bankruptcy.

         Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes, the Company borrowed $50.0 million from Grand as of December 29, 1996. The loan is subordinate to the First Mortgage Notes and Capital lease obligations and accrues interest at the rate of 14.25%. The interest will accrue but will not be paid until the Company meets certain financial covenants pursuant to the Indenture under the First Mortgage Notes. The loan matures one year after the First Mortgage Notes. The Company will not accrue any interest on this debt subsequent to the bankruptcy filing until a plan of reorganization is confirmed. Under the Plan this debt would be converted to equity through the issuance of approximately 38.4 million shares of the Company's Common Stock.

SHAREHOLDERS DEFICIT

        The Company had a shareholders' deficit at December 29, 1996, of $137.4 million. Shareholders' deficit may be subject to future adjustments with the anticipated adoption of fresh-start reporting upon confirmation of a plan of reorganization by the bankruptcy court.

         On February 23, 1994, the Company consummated an Initial Public Offering ("IPO") of 11,700,000 Units (each $5.00 Unit consisting of one share of Common Stock and a redeemable warrant to purchase one share of Common Stock). The redeemable warrants, exercisable for a period of five years, had an exercise price of $5.83 per share and could be redeemed by the Company for $.01 per warrant upon 30 days' prior written notice in the event the closing bid price of the Company's Common Stock equaled or exceeded $7.375 per share for 10 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Company received proceeds of $53,913,175 from the IPO, net of commissions and escrow fees but prior to other offering related expenses of $2,519,156.

         Prior to receipt of the net proceeds from the IPO, the Company met its capital requirements through capital contributions and loans from BSE or its affiliates, loans from Grand and mortgage financing. The Company used $12,465,700 of the proceeds to repay amounts borrowed from BSE and Grand.

         On February 17, 1994, BSE transferred certain assets and services to the Company with a historical cost of $15,689,347 representing a capital contribution of $8,001,000 (18,299,000 shares of Common Stock) and a loan for $7,688,347. The transfers made by BSE consisted principally of the following:
(i) real estate comprised of land upon which the Stratosphere Tower was constructed and additional real estate, including certain existing rental properties, upon which additional attractions and possible future projects will be constructed: (ii) all plans, designs, contracts, concepts and construction in progress relating to the Stratosphere Tower and (iii) certain direct costs and expenses incurred in connection with the IPO and certain other reimbursable expenses directly associated with the Stratosphere Tower project. In addition, through February 17, 1994, BSE or its affiliates (principally Vegas World) contributed services to the Company aggregating $2,134,887. These expenses represent an allocation of expenses incurred by those affiliates on behalf of the Company and management's estimate of other expenses that would have been incurred had the Company operated on a stand alone basis during the periods presented. As discussed in Note 1, for purposes of the accompanying consolidated financial statements, the aforementioned capital contributions and loans made by BSE or its affiliates are reflected in the periods the underlying assets were acquired and services rendered.

         In connection with the IPO, the Company, BSE, Stupak and Grand entered into various agreements pursuant to which:

         - Grand purchased 5,750,000 of the 11,700,000 Units sold in the IPO for $26,915,750.

         - At the close of the IPO, Grand acquired 5,357,132 shares of Common Stock from BSE at BSE's cost of approximately $.44 per share.

         - Grand was granted the option to purchase certain assets of Vegas World.

         - At the close of the IPO, BSE deposited into escrow an additional 4,119,572 shares of the Company's Common Stock then owned by BSE ("BSE Escrow Shares"). Subsequent to the exercise of an option by the Company to purchase certain assets of Vegas World (See Note 5), Grand acquired the BSE Escrow Shares in August 1994 at BSE's cost of approximately $.44 per share.

         Concurrent with the closing of the First Mortgage Notes Offering, Grand invested approximately $33.5 million in the Company by purchasing 8,250 unregistered shares of the Company's Series A Convertible Non-Voting Preferred Stock for $4,063 per share (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was convertible into 1,000 shares of the Company's Common Stock. At the Company's annual meeting of stockholders on May 19, 1995, the Company's stockholders approved Grand's conversion of the Series A Preferred Stock into the Common Stock.

         Subsequently, Grand has converted the Series A Preferred Stock into 8,250,000 shares of the Common Stock. The shares of Common Stock issued upon conversion of the Series A Preferred

Stock are not transferable for a period of five years from March 9, 1995. Grand also agreed that it would not transfer or exercise the 5,750,000 Redeemable Warrants beneficially owned by Grand.

         On September 7, 1995, the Company called for redemption on October 10, 1995, all of the outstanding Redeemable Warrants at a price of $0.01 per Redeemable Warrant, for a total redemption price of $117,000. Each Redeemable Warrant entitled the registered holder thereof to purchase one share of Common Stock at $5.83 per share. The Company received approximately $34.2 million in net proceeds from the issuance of the Common Stock upon exercise of all the Redeemable Warrants (excluding those held by Grand). In addition the Company received $112,625 from the exercise of 26,500 Stock Options.

         On December 22, 1995, the Company closed an offering (the "First Offering") of 10,000,000 shares of the Common Stock, resulting in proceeds to the Company of $75,200,000. Of these shares, 8,400,000 shares were sold at $8.00 per share in an underwritten public offering (the "Public Offering"), resulting in net proceeds to the Company, after underwriting discounts, of $7.52 per share. The remaining 1,600,000 shares (the "Direct Shares") of the First Offering were sold directly by the Company for $7.52 per share to affiliates of the Company. Of the Direct Shares, 1,000,000 were sold to Grand, 500,000 shares were sold to Lyle Berman, Chief Executive Officer and a director of the Company and Chief Executive Officer and Chairman of the Board of Grand, and 100,000 shares were sold to Stanley Taube, a director of the Company and the Vice President and a director of Grand. On December 29, 1995, the Company closed on the offering (the "Second Offering," together with the First Offering, the "Equity Offerings"), of 1,260,000 shares granted in an option to the underwriters of the Equity Offerings. Proceeds to the Company from the Second Offering were $9,475,200.

         On January 11, 1996, the Company purchased approximately 3.5 acres across the street from its property. The property was used to build a 500-car parking lot. The Company issued 1,050,000 shares of Common Stock for the purchase of which 500,000 shares went directly to the owner of the land, 500,000 shares were sold to an unrelated third party and 50,000 shares were paid as a fee to the broker of the transaction.

         During March 1996 the Company acquired approximately two acres through the issuance of 765,559 shares to an unrelated third party. The property has been used to stage Phase II construction materials and equipment, and may be used to provide future additional parking.

         On May 6, 1996, the Company received proceeds of $723,406 through the exercise of 81,596 sales agent warrants that were issued in connection with the IPO.

         The Company's Common Stock has been delisted from the Pacific Stock Exchange on December 3, 1996, and the Company has been notified by Nasdaq that because the Company no longer satisfies Nasdaq's listing standards, the Company's Common Stock will be delisted from the National Market System on March 31, 1997. The Company has appealed Nasdaq's determination to delist the Company's Common Stock, however, there can be no assurance that the Company's appeal will be successful. If the Company's Common Stock is delisted from the National Market System, the liquidity of the Common Stock will be adversely affected. If delisting occurs, the Company's Common Stock will become a "designated security" under the rules and regulations promulgated by the
Securities and Exchange Commission.   In general, designated securities are
subject to various procedural requirements (the "Penny Stock Rules") that make them more difficult for brokers to sell to certain people, and many brokers have decided not to trade securities subject to the Penny Stock Rules. Accordingly, if the Company's Common Stock is delisted from the National Market System the liquidity of shareholders' investments therein will be adversely affected.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

         The Company's unrestricted cash balances totaled approximately $22.0 million as of February 23, 1997. The Company estimates that its current level of operations will generate adequate cash flow to operate during the term of the bankruptcy.

         The Company has completed construction of Phase I, of which $162.5 million was incurred during fiscal 1996 and has spent approximately $62.0 million on Phase II of the project. The Company has ceased construction of Phase II due to its inability to fund further construction. The Company estimates the total additional cost to complete Phase II is $75.0 million. The Company estimates that the construction of Phase II will take approximately seven months. The Company believes that the completion of Phase II is critical to its long-term viability. The completion of Phase II by the Company is dependent on the Company's ability to obtain bankruptcy court confirmation regarding the Plan filed or of a plan providing adequate funding for the completion of Phase II.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward- looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

ITEM 8. FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                                   31

Independent Auditors' Report                                                               32

Consolidated Balance Sheets at December 29, 1996, and December 31, 1995                    33

Consolidated Statement of Operations for the fiscal years ended December 29, 1996,
December 31, 1995 and 1994                                                                 34


Consolidated Statements of Stockholders' Equity for the period from January 1, 1994,
         to December 29, 1996                                                              35

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 1996,
         December 31, 1995 and 1994                                                        36

Notes to Consolidated Financial Statements                                                 38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratosphere Corporation:


We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operation, stockholders' equity and cash flows for the years ended December 29, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years ended December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed for Chapter 11 bankruptcy protection on January 27, 1997. The bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             ARTHUR ANDERSEN LLP


Las Vegas, Nevada
March 26, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Stratosphere Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Stratosphere Corporation (a development stage company majority-owned by Grand Casinos Resorts, Inc.) and subsidiary for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Stratosphere Corporation and subsidiary referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                    KPMG Peat Marwick LLP




Las Vegas, Nevada
February 3, 1995

CONSOLIDATED
BALANCE SHEETS                        STRATOSPHERE CORPORATION AND SUBSIDIARIES


                                                                              DECEMBER 29,        DECEMBER 31,
                                                                                      1996               1995
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                                           $  22,558,804       $  92,595,770
         Cash and cash equivalents - restricted                                  2,678,344                   -
         Securities available for sale                                           2,000,905           5,140,950
         Accounts receivable                                                     4,575,490           4,485,681
         Other current assets                                                    6,127,325           2,056,897
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                            37,940,868         104,279,298
--------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                    130,000,000         194,908,237
--------------------------------------------------------------------------------------------------------------
Other Assets:
         Cash and cash equivalents-restricted                                            -         115,413,435
         Debt issuance and deferred financing costs-net                         12,339,097          13,507,699
         Pre-opening costs-net                                                           -           5,796,862
         Related party receivable - net                                            800,000                   -
--------------------------------------------------------------------------------------------------------------
Total Other Assets                                                              13,139,097         134,717,996
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $  181,079,965       $ 433,905,531
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
         Accounts payable-trade                                             $    1,250,786      $      338,745
         Accounts payable-construction                                             858,665          33,523,612
         Current installments of long-term debt                                    429,103                   -
         Current installments of capital lease obligations                       8,684,360                   -
         Accrued interest                                                       18,644,462           3,645,657
         Accrued payroll and related expenses                                    5,005,047             166,485
         Affiliate payable                                                       1,878,717             803,865
         Other accrued expenses                                                  9,231,792             137,403
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       45,982,932          38,615,767
--------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
         Long-term debt - less current installments                            203,000,000         203,000,000
         Capital lease obligations - less current installments                  19,539,815                   -
         Note payable to affiliate                                              50,000,000                   -
--------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                    272,539,815         203,000,000
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              318,522,747         241,615,767
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
Preferred stock, $.01 par value; authorized 10,000,000 shares;
  no shares issued and outstanding
Common stock, $.01 par value; authorized 100,000,000 shares;
  issued and outstanding 58,393,105 and 56,361,117
  at December  29, 1996 and December 31, 1995,
  respectively                                                                     583,931             563,611
Additional paid-in-capital                                                     218,787,643         199,697,889
Accumulated deficit                                                           (356,814,356)         (7,971,736)
--------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficit)                                          (137,442,782)        192,289,764
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $ 181,079,965       $ 433,905,531
==============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF OPERATIONS              STRATOSPHERE CORPORATION AND SUBSIDIARIES


FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995 AND 1994

                                                                1996                  1995                   1994
-----------------------------------------------------------------------------------------------------------------
REVENUES:
         Casino                                        $  47,901,144        $            -         $            -
         Hotel                                            19,698,730                     -                      -
         Food and beverage                                26,825,729                     -                      -
         Tower, retail and other income                   25,541,729                59,864                107,132
-----------------------------------------------------------------------------------------------------------------
Gross Revenues                                           119,967,332                59,864                107,132
         Less:  Promotional allowances                    11,228,465                     -                      -
-----------------------------------------------------------------------------------------------------------------
NET REVENUES                                             108,738,867                59,864                107,132
-----------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
         Casino                                           21,474,255                     -                      -
         Hotel                                             7,082,100                     -                      -
         Food and beverage                                22,416,703                     -                      -
         Other operating expenses                          9,444,697                     -                      -
         Depreciation and amortization                    11,477,925                     -                      -
         Pre-opening costs amortization                   23,909,146                     -                      -
         Impairment of long-lived assets                 295,946,633                     -                      -
         Selling, general and administrative              48,153,596               947,008              1,049,838
-----------------------------------------------------------------------------------------------------------------
                Total Costs and Expenses                 439,905,055               947,008              1,049,838
-----------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (331,166,188)             (887,144)              (942,706)
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
         Interest income                                   3,992,108             8,361,087                664,540
         Interest expense                                (21,761,565)          (11,970,178)                     -
         Gain (loss) on sale of assets                        93,025              (166,815)                     -
-----------------------------------------------------------------------------------------------------------------
                Total Other Income (Expense), net        (17,676,432)           (3,775,906)               664,540
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                (348,842,620)           (4,663,050)              (278,166)
Provision for income taxes                                         -                     -                      -
-----------------------------------------------------------------------------------------------------------------
NET LOSS                                            $   (348,842,620)       $   (4,663,050)        $     (278,166)
=================================================================================================================
LOSS PER COMMON SHARE                               $          (6.00)       $        (0.12)        $        (0.01)
=================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                58,134,811            37,583,065             30,000,000
=================================================================================================================


See notes to consolidated financial statements.

CONSOLIDATED
                                      STRATOSPHERE CORPORATION AND SUBSIDIARIE
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   Additional                            Total
                                                       Common     Preferred         Paid-in         Accumulated      Stockholders'
                                                        Stock       Stock           Capital            Deficit      Equity (Deficit)
                                                      ----------------------------------------------------------------------------
Balances at December 31, 1993                         $     10     $      -      $ 10,066,550      $  (3,030,520)    $   7,036,040
Net loss                                                     -            -                 -           (278,166)         (278,166)
Contributions of capital (Note 9)                            -            -            69,337                  -            69,337
Proceeds from initial public offering                  299,990            -        53,613,185                  -        53,913,175
Cost of initial public offering                              -            -        (2,519,156)                 -        (2,519,156)
Sale of common stock purchase
         warrants                                            -            -               675                  -               675
Preferential distribution to stockholder                     -            -       (20,209,840)                 -       (20,209,840)
                                                      ----------------------------------------------------------------------------
Balances at December 31, 1994                          300,000            -        41,020,751         (3,308,686)       38,012,065
Net loss                                                     -            -                           (4,663,050)       (4,663,050)
Sale of preferred stock to parent                            -           82        33,524,778                  -        33,524,860
Issuance of common stock in payment
  of underwriting fees                                   8,000            -         3,992,000                  -         4,000,000
Convert preferred to common stock                       82,500          (82)          (82,418)                 -                 -
Cost of initial public offering                              -            -           (23,570)                 -           (23,570)
Adjustment to preferred distribution for
  cash received in lieu of Vegas World equipment             -            -           736,116                  -           736,116
Adjustment to preferential distribution for the
  net book value of the gaming  equipment
  received in excess of purchase price                       -            -           490,725                  -           490,725
Exercise of 26,500 stock options                           265            -           112,360                  -           112,625
Exercise of 5,874,617 common stock
   purchase warrants                                    58,746            -        34,132,741                  -        34,191,487
Proceeds from secondary stock offering                 112,600            -        89,199,400                  -        89,312,000
Cost of secondary stock offering                             -            -        (4,841,904)                 -        (4,841,904)
Purchase of land for common stock                        1,500            -         1,292,250                  -         1,293,750
Unrealized holding gain on investment                        -            -           144,660                  -           144,660
                                                      ----------------------------------------------------------------------------
Balances at December 31, 1995                          563,611            -       199,697,889          (7,971,736)     192,289,764
Net loss                                                     -            -                 -        (348,842,620)    (348,842,620)
Exercise of 134,833 stock options                        1,348            -           571,692                   -          573,040
Exercise of 81,596 common stock                            816            -           722,590                   -          723,406
   purchase warrants
Cost of secondary stock offering                             -            -          (248,047)                  -         (248,047)
Purchase of land for common stock                       18,156            -        18,186,604                   -       18,204,760
Unrealized holding loss on investment                        -            -          (143,085)                  -         (143,085)
                                                      ----------------------------------------------------------------------------
Balances at December 29, 1996                         $583,931     $      -      $218,787,643       $(356,814,356)   $(137,442,782)
                                                      ============================================================================


See notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF CASH FLOWS              STRATOSPHERE CORPORATION AND SUBSIDIARIES



FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995 AND 1994                             1996              1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                  $ (348,842,620)    $  (4,663,050)  $    (278,166)
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                  Depreciation and amortization                                        13,407,234         1,718,209               -
                  Amortization of pre-opening costs                                    23,909,146                 -               -
                  Provision for doubtful accounts                                       3,166,829                 -               -
                  Impairment of long-lived assets                                     295,946,633                 -               -
                  Loss on sale or disposal of assets                                      214,495           166,815               -
                  Changes in operating assets and liabilities:
                       Accounts receivable                                               (278,951)       (4,485,681)              -
                       Other current assets                                            (4,070,428)       (2,051,650)         (5,247)
                       Accounts payable - trade                                           912,041           499,630          90,823
                       Other accrued expenses                                          28,931,755         3,928,575           3,971
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    13,296,134        (4,887,152)       (188,619)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Advances to stockholder                                                                -        (4,411,798)    (42,396,686)
         Change in cash and cash equivalents-restricted                               112,592,006      (115,268,775)              -
         Change  in securities available for sale                                       3,140,045        (5,140,950)              -
         Payments for property and equipment                                         (224,526,056)     (124,470,643)    (27,431,080)
         Change in construction payables                                              (32,664,947)       29,883,865       3,639,747
         Pre-opening costs                                                            (18,112,284)       (5,796,862)             -
         Increase in related party receivable and other                                (3,777,687)                -        (55,000)
         Cash proceeds from sale of property and equipment                                      -           928,134              -
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (163,348,923)     (224,277,029)   (66,243,019)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock-net                                     1,296,446        84,470,097     53,913,175
         Proceeds from exercise of stock options/common stock
            purchase warrants                                                                   -        34,304,112            675
         Costs of secondary stock offering                                               (248,046)                -              -
         Debt issuance and deferred financing costs                                      (760,707)      (11,221,825)             -
         Change in prepaid offering costs                                                       -           935,395     (1,345,956)
         Proceeds from issuance of long-term debt and capital lease obligations        34,394,550       216,493,456     25,596,513
         Payments on long-term debt and capital lease obligations                      (5,741,272)       (3,737,763)    (5,582,920)
         Proceeds from loans from related party                                                 -                 -         68,122
         Payments of loans from related party                                                   -                 -     (7,688,347)
         Increase in affiliate payable                                                  1,074,852                 -              -
         Proceeds from issuance of debt to affiliate                                   50,000,000                 -              -
         Capital contributions                                                                  -                 -         69,337
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                             80,015,823       321,243,472     65,030,599
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (70,036,966)       92,079,291     (1,401,039)
Cash and cash equivalents - beginning of period                                        92,595,770           516,479      1,917,518
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                          $   22,558,804     $  92,595,770   $    516,479
===================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF CASH FLOWS               STRATOSPHERE CORPORATION AND SUBSIDIARIES


FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995 and 1994                                      1996        1995         1994
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest-net of capitalized interest                                                 $ 2,014,243 $         -  $         -
         Income taxes                                                                         $         - $   275,877  $         -

Non-Cash Investing and Financing Activities:
         Issuance of common stock in purchase of land                                         $18,204,760 $ 1,293,750  $         -
         Issuance of common stock in payment of underwriting fees in connection
               with First Mortgage Notes                                                      $         - $ 4,000,000  $         -

         Purchase of land, buildings, furniture and equipment from
               stockholder (principally Vegas World assets) as follows:
                  Purchase price                                                              $         - $ 1,000,000  $51,225,000
                  Cash paid                                                                                             (5,496,516)
                                                                                              ------------------------------------
                  Note payable to stockholder                                                           -   1,000,000   45,728,484
                  Preferential distribution to
                     stockholder                                                                        -   1,226,841  (20,209,840)
                                                                                              ------------------------------------
                           Predecessor cost of assets aquired for non-cash consideration      $         - $ 2,226,841 $ 25,518,644
                                                                                              =====================================

         Increase in furniture and equipment from
               reduction in notes receivable from stockholder                                 $         - $    80,000 $          -
         Offering costs recognized as a reduction in additional paid-in capital
               in connection with initial public offering of common stock                     $         - $    23,570 $  2,519,156
         Issuance of preferred stock to parent in payment of notes payable                    $         - $33,524,860 $          -

See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency and 2000 Las Vegas Boulevard Retail Corporation (collectively the "Company"). Stratosphere Corporation was incorporated in the State of Delaware on January 15, 1993, under the name of Stratosphere Tower Corporation and on February 8, 1993, a Certificate of Amendment was filed which changed the name of the Company to Stratosphere Corporation. The Company is owned 41.9% by Grand Casinos Resorts, Inc. ("Grand") which is in turn a wholly-owned subsidiary of Grand Casinos, Inc.

The Company was organized for the purpose of completing the development and construction of, and thereafter owning and operating, the Stratosphere Tower, a 1,149 foot, free-standing observation tower with integrated casino, hotel and entertainment facilities in Las Vegas, Nevada (the "Stratosphere Tower"). The Company commenced operations of the resort facility on April 29, 1996.

On January 27, 1997, Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC are acting as debtors in possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to bankruptcy court supervision (See Note 8). The fiscal 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to successfully emerge from bankruptcy.

BASIS OF PRESENTATION

The accompanying consolidated financial statements through February 23, 1994, the date of consummation of the Company's initial public offering ("IPO"), represent a "carve out" of the activities and operations of the Stratosphere Tower project from the accounting records of Bob Stupak Enterprises, Inc. ("BSE"), a company wholly-owned by Robert E. Stupak ("Stupak"), and certain other affiliates (principally Vegas World Hotel and Casino, a sole proprietorship owned by Stupak). The "carve out" through February 23, 1994, was based on the following assumptions:


     Acquisition of real estate for the project began in January 1989. Accordingly, for purposes of these consolidated financial statements, January 1, 1989, is considered to be the date of inception. All assets acquired have been included in these consolidated financial statements at the historical cost of the acquiror. The consolidated financial statements assume that the Company purchased all the land, and improvements thereon, and paid for all construction, and related activities, costs of the IPO and other operating expenses.

     Payroll and related expenses, comprised of officers' and directors' compensation, are reflected at amounts based upon the anticipated compensation to be paid to those levels subsequent to the consummation of the IPO.

     Professional fees are the actual amounts for legal, accounting and other consulting services incurred on behalf of the Company.

     Property taxes and interest are the actual expenses associated with the acquired real estate and their financings.

     General and administrative expenses are comprised of actual travel expenses and an allocation of Vegas World Hotel and Casinos' ("Vegas World") insurance, rent, supplies, telephone and utility expenses based on management's estimate of a 1,000 square foot office. Management believes that this estimate is reasonable.

The Company believes that the expenses recorded in the consolidated financial statements through February 23, 1994, reflect the expenses that would have been incurred had the consolidated Company operated on a stand alone basis during the periods presented. Subsequent to February 23, 1994, the Company recorded its own assets, liabilities and operations.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases are in process, Stratosphere Corporation and SGC continue in possession of their properties and operates and manage their business as a debtor-in-possession pursuant to the Bankruptcy Code.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Stratosphere Corporation and all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

REVENUES AND EXPENSES

The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries included as casino expenses for the fiscal year 1996 was $458,000 for rooms, $3,339,000 for food and beverage and $59,000 for other items.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and investments purchased with an original maturity of 90 days or less. Cash and cash equivalents-restricted in 1996 consist primarily of funds pledged for workers compensation benefits while the long-term balance at December 31, 1995 related to the remaining proceeds from the First Mortgage Notes restricted for funding the construction of the facility.

SECURITIES AVAILABLE FOR SALE

     The Company invests a portion of its Restricted Investments in short term bond mutual funds which are classified as available for sale and valued at market in the accompanying balance sheet. The cost of such investments at December 29, 1996 was $2,000,905, while the market value was $2,002,480.

INVENTORIES

Inventories, consisting primarily of food and beverage, retail, and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost (See Note 4) , except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

Depreciation and amortization of property and equipment is computed using the straight-line method over the following useful lives:

        Building and improvements                39   years
        Furniture, fixtures and equipment      3-15   years
        Land Improvements                        15   years

The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. Capitalized interest totaled $13,954,854, $13,223,121, and $97,000 during the fiscal years 1996, 1995, and
1994 respectively.

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

In 1996 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considered its default on its required debt service payment and significant operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

DEBT ISSUANCE COSTS

Deferred debt issuance costs represent direct costs and expenses of $15,205,738 that were incurred in connection with the Company's offering of $203,000,000 14 1/4% First Mortgage Notes. Such amount is amortized using the straight line method over the term of the Notes. For the fiscal years ended December 29, 1996, and December 31, 1995, $2,113,383 and $1,718,209 of debt issuance cost was amortized. There was no amortization of deferred debt issuance costs for the year ended December 31, 1994.

PRE-OPENING COSTS

Pre-opening costs incurred prior to the opening are capitalized and amortized to expense using the straight line method over the six months following the opening. These costs include payroll, training and marketing costs incurred prior to commencement of operations. Amortization of pre-opening costs totaled $23,909,146 for fiscal year ended December 29, 1996. There was no amortization of pre-opening costs for the years ended December 31, 1995 and 1994. There were no amounts related to pre-opening costs included in asset balances as of December 29, 1996.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS 109.

As the Company is a less than 80% owned subsidiary, its operations are not included in the consolidated federal income tax return of Grand Casinos, Inc. Accordingly, the Company files a separate federal income tax return.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on the application of significant judgment, actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications, having no effect on net losses, have been made to the prior years Consolidated Financial Statements to conform with the current year presentation.

FISCAL YEAR-END

The Company has adopted a 52- or 53-week accounting period.

(2)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of December 29, 1996 and December 31, 1995:

                                                  1996         1995
                                                  ----         ----
         Hotel and related                     $3,691,103   $     -
         Gaming                                   554,268         -
         Construction build-out receivables          -       4,209,804
         Other                                    519,261      275,877
                                               ----------   ----------

         Total                                  4,764,632    4,485,681
         Less allowance for doubtful accounts    (189,142)           -
                                               ----------   ----------
         Accounts receivable net               $4,575,490   $4,485,681
                                               ==========   ==========


(3)  OTHER CURRENT ASSETS

Other current assets consists of the following as of December 29, 1996, and December 31, 1995:

                                                  1996        1995
                                                  ----        ----
         Inventory                             $3,270,532   $     -
         Prepaid expenses                       2,407,852      213,451
         Other                                    448,941    1,843,446
                                               ----------   ----------
         Other Current Assets                  $6,127,325   $2,056,897
                                               ==========   ==========

(4)  PROPERTY AND EQUIPMENT - NET

Property and equipment consist of the following as of December 29, 1996, and December 31, 1995:

                                                   1996              1995
                                                   ----              -----
         Land and land improvements, including
            land held for development          $ 21,127,893   $ 24,336,016
         Building and improvements               66,673,110     26,062,670
         Furniture, fixtures and equipment       37,716,774      3,324,251
         Construction in progress                15,919,491    141,185,300
                                               ------------   ------------
                                                141,437,268    194,908,237

         Less accumulated depreciation          (11,437,268)          -
                                               ------------   ------------
         Property and Equipment - Net          $130,000,000   $194,908,237
                                               ============   ============



Included in property and equipment at December 29, 1996 are assets recorded under capital leases of $33.5 million. Accumulated depreciation and amortization at December 29, 1996 includes amounts recorded for capital leases of $3,073,185.

In connection with the adoption of SFAS 121, the Company recorded a non-cash impairment loss of $295.9 million or $5.09 loss per weighted average common share. The impairment loss was measured as the amount by which the carrying value of the long-lived assets exceeded their fair market value. Management has made a preliminary assessment of the fair market value of each long-lived asset category to reflect the impairment loss. Any changes in such fair market value determination which would result from independent appraisal or other third party sources are not expected to have a material impact on the Company's future consolidated results of operations. As a result of the reduced carry amount of the impaired assets, depreciation and amortization expense will be reduced during future periods.

Future adjustment of asset carry amounts is possible with the anticipated adoption of fresh-start reporting at the confirmation date upon bankruptcy court approval of a plan of reorganization.

(5)  OTHER ACCRUED EXPENSES

Other accrued expenses consists of the following as of December 29, 1996, and December 31, 1995.

         Accrued liabilities                   $5,147,109   $   -
         Deposits                                 443,914     30,000
         Accrued taxes                          1,436,719    107,403
         Other                                  2,204,050       -
                                               ----------   --------
         Other Accrued Expenses                $9,231,792   $137,403
                                               ==========   ========

(6)  LONG TERM DEBT

A summary of debt outstanding as of December 29, 1996 and December 31, 1995 is as follows:

                                                      1996           1995
                                                      ----           ----
   14.25% First Mortgage Notes due April 1, 2002  $203,000,000   $203,000,000
      (see description following)

   Other                                               429,103           -
                                                  ------------   ------------
                                                   203,429,103    203,000,000
   Less current portion                               (429,103)          -
                                                  ------------   ------------
   Long-term debt-less current portion            $203,000,000   $203,000,000
                                                  ============   ============

The prime rate of interest was 8.25% and 8.5% at December 29, 1996 and December 31, 1995 respectively.

14.25% FIRST MORTGAGE NOTES

On March 9, 1995, the Company closed on its offering of $203,000,000 14 1/4% First Mortgage Notes due 2002 with Contingent Interest; Contingent Interest is equal to 10.8% of the Company's consolidated cash flow, up to a limit of $100 million during any two consecutive semiannual periods (as defined in the Indenture) ending March 31, once operational. The fair value of the First Mortgage Notes at December 29, 1996 was approximately $188,790,000. The indenture relating to the First Mortgage Notes (the "Indenture") contains covenants that include a requirement that the Company maintain certain financial ratios. The proceeds of the offering were used to develop and construct Phase I, an integrated casino/hotel and entertainment complex. The Company did not make the required November 15, 1996 interest payment of $14.5 million. As of December 29, 1996 the Company accrued $18,251,244 of interest expense related to these notes.

On January 27, 1997, the Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company and SGC. The Company and SGC are acting as debtors in possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to bankruptcy court supervision.

The future aggregate annual maturities of non-affiliate long-term debt at December 29, 1996, are as follows:

                   1997        $    429,103
                   1998                -
                   1999                -
                   2000                -
                   2001                -
                   Thereafter   203,000,000
                               ------------
                   Total       $203,429,103
                               ============

(7)  OPERATING LEASES AND CAPITAL LEASE OBLIGATIONS

The Company consummated a $37.5 million capital lease transaction on May 3, 1996. On October 30, 1996 the Company executed a Standstill Agreement as the Company was in default with the lease agreement based on its failure to meet certain financial covenants. Pursuant to the agreement the Company reduced the principal by $4.2 million on a pro rata basis with funds held in an escrow account. The Company subsequently made all required payments relating to the capital lease obligations. The capital lease obligations currently yield interest at 8.3%. The Standstill Agreement is no longer in effect as the Company has filed bankruptcy as noted above.

The Company leases equipment under noncancelable operating and capital leases. Future minimum lease payments, excluding contingent rentals, due under noncancelable operating and capital leases for the five years subsequent to December 29, 1996 are as follows:

FISCAL YEAR                       CAPITAL LEASES    OPERATING LEASES
-----------                       --------------    ----------------
1997                                $10,757,582         $2,598,897
1998                                 10,037,899          1,189,980
1999                                  9,316,012            217,808
2000                                  2,216,213            163,835
2001                                       -                54,612
Thereafter                                 -


Total minimum lease payments         32,327,706
Less: amounts representing
      interest @ 8.30%               (4,103,531)
                                    -----------
Present value of minimum
      capital lease payments         28,224,175
Less:current installment             (8,684,360)
                                    -----------
Obligations under capital leases    $19,539,815
                                    ===========


(8)  RESTRUCTURING

On January 27, 1997, the Stratosphere Corporation and SGC (the "Debtors"), filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors in possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to bankruptcy court supervision. A Joint Plan of Reorganization (the "Plan") was filed by the Debtors and Grand Casinos Inc. with the bankruptcy court.
The Plan includes several conditions of which none are currently satisfied. Failure to meet the conditions could result in further negotiation of the
Plan or the development of a new plan.   There can be no assurance that the
Plan on file will be confirmed.

Under the terms of the Plan, Stratosphere's $203 million 14 1/4% Notes currently outstanding will be exchanged for $203 million of new Stratosphere Notes bearing interest at 11 1/4%, due May 15, 2002. The Plan calls for interest payable in kind at 14 1/4% per annum for the November 15, 1996, interest payment, now in arrears, and a payment in kind at 11 1/4% per annum for the May 15, 1997 interest payment, with all subsequent interest payments paid in cash. The new Notes will also receive additional contingent interest equal to 15% of Stratosphere's consolidated annual cash flow from $60.0 million to $80.0 million, up to $3.0 million per year. The new Notes will be callable at 110% of par (plus accrued interest) on May 15, 1999. Stratosphere also will be permitted to issue up to $25.0 million in additional new Notes to fund its working capital requirements.

In addition, the restructuring Plan will include a Rights Offering to all existing holders of Stratosphere Common Stock, including Grand, which will guarantee net proceeds of at least $75.0 million. The proceeds of the Rights Offering will be used to finance completion of Phase II of the Stratosphere resort complex. Existing Stratosphere shares will be canceled and shareholders will receive transferable rights to purchase one share of Common Stock in reorganized Stratosphere at $1.31 per share. Each purchaser of a share pursuant to the Rights Offering, other than those subscribed for by Grand, as its pro-rata share, also will receive a three-year warrant to purchase one-half of a share of Common Stock at $3.00 per full share. As part of the restructuring plan, Grand has agreed to purchase its pro-rata share of the Rights Offering (approximately 42 percent) for approximately $31.9 million. Additionally, Grand will provide a standby commitment to purchase any unsubscribed portion of the Rights Offering not exercised by other Stratosphere shareholders. Grand has also agreed to provide a new Completion Guarantee for Phase II of the Stratosphere project, which includes a new hotel tower consisting of approximately 1,000 room bays, a pool and recreation area, landscaping and other improvements to the Stratosphere complex. The guarantee will cover up to $25 million in cost overruns on completion of Phase II. Any amounts paid by Grand pursuant to the Completion Guarantee would constitute subordinated debt of Stratosphere with interest payable at 11 1/4 %.

The Rights Offering will result in the issuance of 58.0 million shares of Stratosphere Common Stock, with net proceeds of at least $75.0 million.
Upon completion of the reorganization and Rights Offering, Stratosphere will have approximately 96.8 million shares of Common Stock outstanding and warrants outstanding to purchase an additional 17.0 million shares of Common Stock at $3.00 per share.

Under the Plan, Grand will convert $50 million due from Stratosphere into 39.7% (approximately 38.4 million shares) of the Common Stock of Stratosphere Corporation outstanding upon the completion of the reorganization. Grand previously loaned this amount to Stratosphere pursuant to its Completion Guarantee on the construction of the Stratosphere casino, hotel and tower, which opened in Las Vegas on April 29, 1996. Assuming full subscription by the public shareholders in the Rights Offering, Grand will subscribe for approximately 24.5 million shares of reorganized Stratosphere Corporation for $32.1 million. These shares together with shares received from the conversion of $50 million of debt, will result in Grand owning 65% of Stratosphere Corporation (without giving effect to the warrants).

The Plan is subject to a number of conditions, including plan confirmation by the United States Bankruptcy Court, District of Nevada, receipt of all necessary regulatory approvals, including those required by Nevada gaming authorities, completion of definitive Plan related documents, and other customary closing conditions. In addition, Grand's obligations under the Plan are conditioned upon resolution or discharge of certain pending securities litigation, receipt by Grand of an investment banking fairness opinion, a two year Management Agreement wherein Grand agrees to manage construction of Phase II and the day to day operations of Stratosphere for $500,000 per year inclusive of all costs and expenses, and Stratosphere's consolidated cash flows (as defined in the Plan) for the months between October 1, 1996 and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997 was $1,615,736. Based on these conditions there can be no assurance that the Plan on file will ultimately be confirmed. If the Plan or a similar proposal is not confirmed the Company will likely be unable to continue as a going concern.

The Company plans to expense future restructuring expenses as incurred. All professional fees and other restructuring charges related to the bankruptcy filing will require United States Bankruptcy Court approval. During the fourth quarter of fiscal 1996 the Company expensed approximately $1.0 million related to professional fees incurred as the Company was developing a plan to restructure its debt.

(9)  STOCKHOLDERS' DEFICIT

CAPITAL CONTRIBUTIONS AND INITIAL PUBLIC OFFERING

On February 23, 1994, the Company consummated an Initial Public Offering ("IPO") of 11,700,000 Units (each $5.00 Unit consisting of one share of Common Stock and a redeemable warrant to purchase one share of Common Stock). The redeemable warrants, exercisable for a period of five years, had an exercise price of $5.83 per share and could be redeemed by the Company for $.01 per warrant upon 30 days' prior written notice in the event the closing bid price of the Company's Common Stock equaled or exceeded $7.375 per share for 10 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Company received proceeds of $53,913,175 from the IPO, net of commissions and escrow fees but prior to other offering related expenses of $2,519,156.

Prior to receipt of the net proceeds from the IPO, the Company met its capital requirements through capital contributions and loans from BSE or its affiliates, loans from Grand and mortgage financing. The Company used $12,465,700 of the proceeds to repay amounts borrowed from BSE and Grand (see
Note 10).

On February 17, 1994, BSE transferred certain assets and services to the Company with a historical cost of $15,689,347 representing a capital contribution of $8,001,000 (18,299,000 shares of Common Stock) and a loan for $7,688,347. The transfers made by BSE consisted principally of the following:
(i) real estate comprised of land upon which the Stratosphere Tower was constructed and additional real estate, including certain existing rental properties, upon which additional attractions and possible future projects will be constructed: (ii) all plans, designs, contracts, concepts and construction in progress relating to the Stratosphere Tower and (iii) certain direct costs and expenses incurred in connection with the IPO and certain other reimbursable expenses directly associated with the Stratosphere Tower project. In addition, through February 17, 1994, BSE or its affiliates (principally Vegas World) contributed services to the Company aggregating $2,134,887. These expenses represent an allocation of expenses incurred by those affiliates on behalf of the Company and management's estimate of other expenses that would have been incurred had the Company operated on a stand alone basis during the periods presented. As discussed in Note 1, for purposes of the accompanying consolidated financial statements, the aforementioned capital contributions and loans made by BSE or its affiliates are reflected in the periods the underlying assets were acquired and services rendered.

In connection with the IPO, the Company, BSE, Stupak and Grand entered into various agreements pursuant to which:

     Grand purchased 5,750,000 of the 11,700,000 Units sold in the IPO for $26,915,750.

     At the close of the IPO, Grand acquired 5,357,132 shares of Common Stock from BSE at BSE's cost of approximately $.44 per share.

     Grand was granted the option to purchase certain assets of Vegas World (See Note 10).

     At the close of the IPO, BSE deposited into escrow an additional 4,119,572 shares of the Company's Common Stock then owned by BSE ("BSE Escrow Shares"). Subsequent to the exercise of an option by the Company to purchase certain assets of Vegas World (See Note 10), Grand acquired the BSE Escrow Shares in August, 1994 at BSE's cost of approximately $.44 per share.

Concurrent with the closing of the First Mortgage Notes Offering, Grand invested approximately $33.5 million in the Company by purchasing 8,250 unregistered shares of the Company's Series A Convertible Non-Voting Preferred Stock for $4,063 per share (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was convertible into 1,000 shares of the Company's Common Stock. At the Company's annual meeting of stockholders on May 19, 1995, the Company's stockholders approved Grand's conversion of the Series A Preferred Stock into the Common Stock.

Subsequently, Grand has converted the Series A Preferred Stock into 8,250,000 shares of the Common Stock. The shares of Common Stock issued upon conversion of the Series A Preferred Stock are not transferable for a period of five years from March 9, 1995. Grand has also agreed that it will not transfer or exercise the 5,750,000 Redeemable Warrants beneficially owned by Grand.

On September 7, 1995, the Company called for redemption on October 10, 1995, all of the outstanding Redeemable Warrants at a price of $0.01 per Redeemable Warrant, for a total redemption price of $117,000. Each Redeemable Warrant entitled the registered holder thereof to purchase one share of Common Stock at $5.83 per share. The Company received approximately $34.2 million in net proceeds from the issuance of the

Common Stock upon exercise of all the Redeemable Warrants (excluding those held by Grand). In addition the Company received $112,625 from the exercise of 26,500 Stock Options.

On December 22, 1995, the Company closed an offering (the "First Offering") of 10,000,000 shares of the Common Stock, resulting in proceeds to the Company of $75,200,000. Of these shares, 8,400,000 shares were sold at $8.00 per share in an underwritten public offering (the "Public Offering"), resulting in net proceeds to the Company, after underwriting discounts, of $7.52 per share. The remaining 1,600,000 shares (the "Direct Shares") of the First Offering were sold directly by the Company for $7.52 per share to affiliates of the Company. Of the Direct Shares, 1,000,000 were sold to Grand, 500,000 shares were sold to Lyle Berman, Chief Executive Officer and a director of the Company and Chief Executive Officer and Chairman of the Board of Grand, and 100,000 shares were sold to Stanley Taube, a director of the Company and the Vice President and a director of Grand. On December 29, 1995, the Company closed on the offering (the "Second Offering," together with the First Offering, the "Equity Offerings"), of 1,260,000 shares granted in an option to the underwriters of the Equity Offerings. Proceeds to the Company from the Second Offering were $9,475,200.

On January 11, 1996 the Company purchased approximately 3.5 acres across the street from its property. The property was used to build a 500-car parking lot. The Company issued 1,050,000 shares of Common Stock for the purchase of which 500,000 shares went directly to the owner of the land, 500,000 shares were sold to an unrelated third party and 50,000 shares were paid as a fee to the broker of the transaction.

During March 1996 the Company acquired approximately two acres through the issuance of 765,559 shares to an unrelated third party. The property has been used to stage Phase II construction materials and equipment, and may be used to provide future additional parking.

On May 6, 1996 the Company received proceeds of $723,406 through the exercise of 81,596 sales agent warrants that were issued in connection with the IPO.

The Company's Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and the Company has been notified by Nasdaq that because the Company no longer satisfies Nasdaq's listing standards, the Company's Common Stock will be delisted from the National Market System on March 31, 1997. The Company has appealed Nasdaq's determination to delist the Company's Common Stock, however, there can be no assurance that the Company's appeal will be successful. If the Company's Common Stock is delisted from the National Market System, the liquidity of the Common Stock will be adversely affected.

STOCK OPTION PLANS

The Company has reserved for issuance an aggregate of 3,125,000 shares of Common Stock under the 1993 Stock Option Plan ("Stock Option Plan") and the 1993 Non-Employee Directors' Plan ("Directors Plan"). This amount includes 1,000,000 shares approved by shareholders at the annual meeting held May 22, 1996.

1993 STOCK OPTION PLAN

Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan and the Director' Plan) and other employees of, and consultants to, the Company and its subsidiaries will be eligible to receive options under the Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

Unless the Committee, in its discretion, determines otherwise, nonqualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of such Common Stock on the date of grant.

Options granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply. In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

At December 29, 1996, 1,083,000 shares were available for granting further options and options for 1,567,167 shares were outstanding at $4.00 to $8.00 per share, of which options for 815,666 were exercisable. During 1996 options for 134,833 shares were exercised at $4.25 per share and options for 527,500 shares became void upon employee separations. There was no exercise of stock options during 1995 and 1994. The Company anticipates that all options will be canceled upon United States Bankruptcy Court confirmation of a plan of reorganization. The Company does not expect any issuance or exercise of additional stock options.

NON-EMPLOYEE DIRECTORS' PLAN

The Directors' Plan provides for the grant of stock options to the persons who are members of the Board of Directors and who at the time they joined the Board of Directors were not employees of the Company or any of its affiliates ("Non-Employee Directors"). The Committee will administer the Directors' Plan. Each of the Non-Employee Directors will receive an option to purchase 37,500 shares of Common Stock, provided that in the case of one director, the Company has committed to grant options for the purchase of 75,000 shares. Such options will vest in three equal annual installments commencing on the first anniversary of such Non-Employee Director's election. The options of

Non-Employee Directors who joined the Board prior to completion of the IPO are exercisable at $4.25 per share, the fair market value of the Common Stock on the date of grant and of those non-employee directors elected after the IPO are exercisable at the fair market value of the Common Stock on the date of grant. Options granted under the Directors' Plan may not be exercised more than ten years after the date of adoption of the Directors' Plan. In the event of a change of control (as defined in the Directors' Plan), the date on which all options outstanding under the Directors' Plan may first be exercised is accelerated.

At December 29, 1996, 1,083,000 shares were available for granting further options and options for 340,000 shares were outstanding at $2.00 to $4.625 per share, of which options for 90,000 were exercisable. Options for 10,000 shares were exercised during 1996 and no options were exercised during 1995 and 1994. On October 21, 1996 the Company granted 100,000 options at $2.00 to each of the two Directors serving as the Committee of Independent Directors. Such options vest over a five year period. The Company anticipates that all options will be canceled upon United States Bankruptcy Court confirmation of a plan of reorganization. The Company does not expect any issuance or exercise of additional stock options prior to plan confirmation.

Accounting For Stock-Based Compensation

In accordance with the anticipated cancellation of all options pursuant to the bankruptcy proceedings described in Note 8, no Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" proforma disclosures have been made.

(10) PURCHASE OF VEGAS WORLD HOTEL & CASINO ASSETS

On June 1, 1994, Grand assigned to the Company and the Company then exercised an option to acquire for $50.8 million ("Purchase Price") certain assets ("Vegas World Assets") of Vegas World, principally land, buildings, furniture and equipment. On November 4, 1994, the Company closed on the purchase of the Vegas World Assets. The Vegas World Assets were then leased back to Stupak under a triple net lease. Rental payments under the lease, which expired upon the closing of Vegas World, were de minimis. The Vegas World Assets were recorded at the closing of the purchase of Vegas World's net book values. In addition to the Vegas World Asset Purchase, on November 4, 1994, the Company purchased $1,725,000 in additional land and buildings from Stupak. The excess of the purchase prices over the net book values of the assets acquired, which amounts to $20,209,840, was recorded as a preferential distribution to Stupak. The Vegas World Assets purchased as described above, included certain gaming equipment that was not transferred at the time of sale. A portion of this equipment and cash received in lieu of the equipment was reflected in the consolidated financial statements as a reduction in the preferential distribution to Stupak.

  In connection with the closing of the Vegas World Assets purchase, $5.1 million was disbursed for closing costs and to pay off existing mortgages and the Company issued non-interest bearing promissory notes to Stupak in the amount of $46,728,484. The Consolidated Financial Statements reflect the offset of the Stupak advances and the non-interest bearing promissory notes.

The liabilities retained by Stupak in connection with the Vegas World Asset Purchase were principally comprised of accounts payable and accrued expenses and certain obligations for presold vacation packages consisting of goods and services (cash, casino action, hotel room nights, beverages at casino bars, show tickets, admissions to the Stratosphere Tower upon opening and certain other goods and services), to be provided in the future.

Pursuant to an escrow agreement mandated by the Nevada Gaming Authorities, to the extent that Stupak's assumed obligations to the vacation package holders were not satisfied by the date of the closing of Vegas World (either through use, refund or expiration), an amount equal to 100% of the obligation in cash and, to the extent not covered in cash, 150% of the remaining obligation in Company's Common Stock owned by Stupak is required to be placed in escrow by Stupak.

  The Company had agreed to provide the goods and services to customers holding unused vacation packages upon the opening of the Stratosphere Tower project so long as the escrow is in good standing. The Company will invoice and be reimbursed by the escrow fund for "one visit" vacation package at an agreed upon fixed cost, which may be more or less than the Company's actual cost to provide such facilities and services. The escrow will further be used to service "multiple visit" vacation packages at the actual cost of providing such goods and services. Certain goods and services (agreed upon numbers of hotel room nights, admissions to the Stratosphere Tower and beverages at casino bars) will be provided by Stratosphere without reimbursement. The cost of providing these services was not expected to be material to the Company's results of operations in the periods the services are provided. The Company ceased servicing vacation packages on January 13, 1997. The ability of the Company to provide its resort as a facility for servicing the vacation packages in the future is dependent on the Company and Bob Stupak being able to make adequate arrangements that would be subject to Bankruptcy Court approval.

(11)  GRAND AGREEMENT

  In June 1994, Grand and the Company entered into an agreement (the "Management and Development Agreement") which provided that Grand would, among other things, supervise the design, development, construction and commencement of the Company's operations (the "Opening"). Pursuant to the Management and Development Agreement, prior to the opening, Grand provided the necessary personnel to oversee and manage the development of the entire project. Since the opening on April 29, 1996, upon the Company's request, Grand has continued to provide consulting services. Reimbursement of Grand's costs will be subject to United States Bankruptcy Court approval. The

Company is currently negotiating a new agreement with terms that are substantially similar to the existing agreement which will also require the approval of the United States Bankruptcy Court.

(12)  INCOME TAXES

The income tax benefit attributable to losses from continuing operations for the years ended December 29, 1996, December 31, 1995 and 1994 are as follows:

                                          1996          1995        1994
                                          ----          ----        ----
      Current                         $        -     $      -     $   -
      Deferred benefit                 (122,094,917)  (1,632,068)  (97,358)
      Increase in deferred tax asset
       valuation allowance              122,094,917    1,632,068    97,358
                                      -------------  -----------  --------
                                      $        -     $      -     $   -
                                      =============  ===========  ========

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows at December 29, 1996 and December 31, 1995:


                                                  1996          1995
                                                  ----          ----
      Deferred tax assets (liabilities):
        Current:
          Allowance for doubtful accounts   $      66,200    $      -
          Progressive jackpots                    258,177           -
          Accrued vacation, workers
            compensation                        1,752,766           -
          Outstanding chip and token
            liability                             188,466           -
                                            -------------    -----------
                                                2,265,609           -
                                            -------------    -----------

      Long-term:
         Depreciation                          (1,060,167)          -
         Pre-opening costs                      7,252,441           -
         Allowance for doubtful accounts        1,042,191           -
         Excess of tax over book basis of
            assets acquired in connection
            with Vegas World Asset
            Purchase                            6,850,000      6,850,000
         Excess of tax over book basis of
            assets due to write down of
            assets                            103,581,322           -
         Net operating loss carryforward        9,630,571        617,050
                                            -------------    -----------
                                              127,296,358      7,467,050
                                            -------------    -----------
         Total deferred taxes                 129,561,967      7,467,050
         Valuation allowance                 (129,561,967)    (7,467,050)
                                            -------------    -----------
                                            $        -       $      -
                                            =============    ===========


The Company recorded a valuation allowance at December 29, 1996, December 31, 1995, and 1994 relating to recorded tax benefits, because of the significant uncertainty as to whether such benefits will ever be realized.

As of December 29, 1996, the Company has a net operating loss carryforward of approximately $27,486,000. The availability of the net operating loss carryforward will be subject to the tax consequences of the final plan of reorganization approved by the bankruptcy court.

(13)  RELATED PARTY TRANSACTIONS

Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes, the Company borrowed $50.0 million from Grand Casinos Inc. as of December 29, 1996. The loan is subordinate to the First Mortgage Notes and Capital lease obligations and accrues interest at the rate of 14.25%. The interest will accrue but will not be paid until the Company meets certain financial covenants pursuant to the Indenture under the First Mortgage Notes. The loan is due along with accrued interest in 2003. This debt is subject to the outcome of the bankruptcy proceedings mentioned above.

Further, pursuant to the Memorandum of Agreement, Grand Casinos, Inc. also entered into a Standby Equity Commitment with the Company pursuant to which Grand Casinos, Inc., may contribute to the Company up to $20 million in new equity through the purchase of Capital Stock (other than Disqualified Stock), on non-cumulative bases, in each of the first three years following the time that the Stratosphere Tower Project is operating. Such funds would be contributed to the Company during each of the first three years Stratosphere is operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's consolidated cash flow.
The maximum commitment for the three years would be $60 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand Casinos, Inc. would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby
Equity Commitment through other means deemed appropriate.
The ability of the Company to enforce the Standby Equity Commitment is uncertain as the ultimate status of this claim in the bankruptcy proceedings is not known at this time.

In connection with the Management and Development Agreement previously discussed in Note 11, the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 and $414,000 during the fiscal years ended 1996 and 1995, respectively. No such fees were paid for the year ended December 31, 1994.

In connection with the construction of the Company's facility and its normal operations, approximately $3,296,924 and $359,000 of fixed assets were purchased from Grand Media & Electronics which is a wholly owned subsidiary of Grand Casinos, Inc. during the years ended December 29, 1996 and December 31, 1995, respectively.

During 1996 the Company billed Bob Stupak $4,777,687 of which $1,000,000 was paid for amounts related to the Company providing its facility to service Bob Stupak's vacation packages. The Company has reserved the remaining unpaid amount of $2,977,687 in 1996. Bob Stupak has disputed the billing and the escrow account set up to satisfy these obligations remains under funded. The amount of the net receivable is classified as a related party receivable under other assets in the December 29, 1996 balance sheet. The Company ceased servicing Bob Stupak's vacation packages on Janary 13, 1997.

(14)  COMMITMENTS AND CONTINGENCIES

As a result of the restructuring plans and subsequent loss of certain management, as well as the concern of further losses of management personnel due to the opening of other new hotel-casinos, the Company has entered into agreements with various key personnel, wherein these employees agreed to remain employed by the Company for a period of one year in exchange for the promise of severance pay should the employee be terminated as a result of the restructuring or change in management or the board of directors.


     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (an officer and director of the Company and Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer of the Company"), Thomas
G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 2, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoings.

     In addition to the Caesar case, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube - a director of the Company and also an officer and director of Grand) have been filed by the following plaintiffs: Regina Peltz on August 13, 1996; Ronald Stengel on August 13, 1996; Robert Johnson on September 19, 1996; David Vallee on September 25, 1996; Anthony L. Poli on October 7, 1996; Darrell Russell and Gail Russell on October 7, 1996; Mitchell Gordon on October 7, 1996; and James J. Enright, Jr., on October 28, 1996. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrongdoings. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleges causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995 and July 26, 1996. The litigation is brought on behalf of a putative class of purchasers of Stratosphere Corporation securities during that time period. The Consolidated and Amended Class Action Complaint does not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing. On February 25, 1997, Grand and certain individual defendants filed a motion to dismiss the complaint. The court has scheduled a hearing on that motion on April 25, 1997. Discovery and other proceedings have been stayed pending the court's ruling on that motion.

     On March 14, 1997, the plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the context of the Company's bankruptcy proceedings in the United Sates Bankruptcy Court for the District of Nevada. The Securities Litigation Claimants allege that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995 and July 22, 1996 in violation of the federal securities laws and Nevada law. These claims are scheduled to be determined in an estimation proceeding in the bankruptcy court. A hearing in the estimation proceeding is currently scheduled to begin on May 5, 1997.

     On August 16, 1996, a complaint was filed in District Court, Clark
County, Nevada (Victor Opitz, et al. v. Stratosphere Corporation, et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman (an officer and director of the Company and Grand) and Stanley Taube (a director of the Company and Grand). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrongdoing. The court has granted the Company's motion to stay this litigation pending the outcome of the federal shareholder litigation.

     On April 3, 1994, a complaint was filed in the United States District
Court for the District of Nevada (Harvey J. Cohen, et al. v. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court's order with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the Company's initial public offering (the "IPO"), each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase IPO Units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer class to lose out on other profits it allegedly deserved. The Company has asked the Court of Appeals to affirm the district court's order.

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

     On or about December 20, 1995, a complaint was filed in the District
Court, Clark County, Nevada (Vegas Market Place, Inc. vs. Bob Stupak, Individually dba Vegas World Hotel and Casinos, et al) against the Company, Mr. Stupak and others. The complaint seeks damages arising out of a lease executed between Bob Stupak, dba Vegas World Hotel and Casino and Vegas Market Place, Inc. Among the causes of action brought in the complaint are quiet title, breach of contract, specific performance, constructive eviction, declaratory judgment, breach of implied covenant of good faith and fair dealing, intentional interference with perspective economic advantage, intentional interference with contractual relationships, preliminary injunction and permanent injunction. The Company has filed a motion to dismiss several of the claims for relief brought in this complaint.

The Company is also a defendent in various pending litigation. In management's opinion, the ultimate outcome of such litigation will not have a material effect on the results of operations or financial position of the Company.

On August 19, 1996 the Company engaged a financial advisor to provide services to related to an overall restructuring of the Company's debt. Pursuant to the engagement letter the financial advisor would be compensated $2,030,000 upon the successful restructuring of the Company's debt. The Company has advanced a non-refundable financial advisory fee of $550,000 as of January 26, 1997 that would off-set the success fee leaving a contingent claim of $1,480,000. Any additional payments will require the approval of the United States Bankruptcy Court.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the executive officers and directors of the Company

                        NAME                   AGE                     POSITION
                        ----                   ---                     --------
                    Lyle A. Berman             55             Chairman of the Board of Directors
                    Richard Schuetz            46             President and Chief Executive Officer
                    Andrew S. Blumen           44             Executive Vice President, General Counsel, Secretary and
                                                              Director
                    Thomas A. Lettero          40             Senior Vice President Administration and Chief Financial
                                                              Officer
                    Robert A. Maheu            79             Vice Chairman of the Board of Directors
                    Thomas G. Bell             70             Director
                    Stanley M. Taube           60             Director
                    Neil I. Sell               55             Director

         Lyle A. Berman has been a director of the Company since March 1994, Chief Executive Officer from July 1994 through October 1996 and Chairman since July 1996. Mr. Berman has been the Chief Executive Officer and the Chairman of the Board of Directors of the Grand Casinos, Inc. since October 1991. Mr. Berman is also a director of G-III Apparel Group Ltd ("G- III"), Innovative Gaming Corporation of America ("IGCA"), New Horizon Kids Quest, Inc. ("Kids Quest"), and Wilsons The Leather Experts Inc. ("Wilsons"). Mr. Berman is Chairman of the Board and Chief Executive Officer of Rainforest Cafe, Inc. ("Rainforest"). The Company and Stratosphere Gaming Corp., the Company's wholly-owned subsidiary, filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.


         Richard Schuetz has been President, Director and Chief Executive Officer of the Company since October, 1996. Mr. Schuetz served as interim President of the Company from July 1996 through October 1996. Prior to July 1996, Mr. Schuetz operated a marketing consulting firm, Schuetz, Inc. From November 1991 to September 1995, Mr. Schuetz was Vice President of Corporate Marketing for Grand Casinos, Inc. Mr. Schuetz is a director of Shuffle Master Gaming Inc. and Casino Publishing Corporation Mr. Schuetz has been in the gaming industry for over 20 years. Stratosphere Corporation and Stratosphere Gaming Corp., the Company's wholly-owned subsidiary, filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

Andrew S. Blumen has been Vice President, General Counsel, Secretary and a director of the Company since its formation in January 1993 and, in November 1993, became Executive Vice

President. From April 1989 until February 1, 1995, he was the Director of Operations and General Counsel for Vegas World and all enterprises owned by Mr. Stupak. From 1983 through 1989, he was engaged in the private practice of law in the State of Nevada. Mr. Blumen was granted a Nevada gaming license in 1994. Stratosphere Corporation and its wholly-owned subsidiary, Stratosphere Gaming Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

         Thomas A. Lettero has been Senior Vice President Administration and Chief Financial Officer of the Company since December 1994. From March 1994 until December 1994, Mr. Lettero was the Vice President and Chief Financial Officer at Palace Casinos, Inc. ("Palace") in Las Vegas, Nevada. Palace filed for Chapter 11 Bankruptcy in December 1994. From February 1993 until March 1994, Mr. Lettero served as Vice President of Casino Marketing Administration of MGM Grand Hotel Casino in Las Vegas, Nevada. From March 1992 until February 1993, Mr. Lettero served as Executive Vice President and Chief Financial Officer of HP Casino Management L.P. ("HP") in Golden, Colorado, the owner and operator of three Bullwacker casinos in Central City and Blackhawk, Colorado. At HP, as a licensed operator, Mr. Lettero was responsible for opening the properties, all marketing efforts and daily operations. From September 1990 until March 1992, Mr. Lettero served as Chief Financial Officer of Main Street Station in Las Vegas, Nevada. Main Street Station filed for Chapter 11 Bankruptcy in December 1991, which was converted into a Chapter 7 liquidation in September 1992. From May 1989 until September 1990, Mr. Lettero served as Director of Operational Accounting of Mirage Hotel and Casino in Las Vegas, Nevada. The Company and Stratosphere Gaming Corp., the Company's wholly-owned subsidiary, filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

         Robert A. Maheu has been Vice Chairman of the Board of Directors since March 1993. For more than the past five years, Mr. Maheu has been the owner and President of Robert A. Maheu Associates, a specialized management consulting firm based in Las Vegas, Nevada. Mr. Maheu has been responsible for the operation of seven Las Vegas casino/hotels. Mr. Maheu is a director of Crowne Ventures, Inc. and has served as its Chairman of the Board since October 1995.

         Thomas G. Bell has been a director of the Company since December 1993. For more than the past five years, Mr. Bell has been engaged in the private practice of law, principally in the State of Nevada.

         Stanley M. Taube has been a director of the Company since March 1994. Mr. Taube has been a director of Grand since October 1991. Mr. Taube is a director of Innovative Gaming Corporation of America and New Horizons Kids Quest, Inc. and since 1973 has been President of S.M. Taube & Co., Inc.

         Neil I. Sell has been a director of the Company since August 1994.
Mr. Sell is also a director of Grand and Rykoff-Sexton, Inc. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm Maslon Edelman Borman & Brand, a Professional Limited Liability Partnership, which has rendered legal services to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company, for each executive officer of the Company and for a former executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                                           ANNUAL                     LONG-TERM
                                                           ------                    COMPENSATION
                                                        COMPENSATION                -------------
                                                       -------------                   AWARDS
                                                                                    ------------
                                                                                     SECURITIES             ALL OTHER
                                                     SALARY           BONUS          UNDERLYING            COMPENSATION
       NAME AND PRINCIPAL             YEAR             ($)             ($)          OPTIONS (#)                ($)
       ------------------             ----     ------------------      ---          -----------            ------------
       POSITION
       ---------


    Lyle Berman,                      1996             --              --               --                    --
    Chairman of the Board(a)          1995             --              --               --                    --
                                      1994             --              --               --                    --


    Richard Schuetz                   1996          173,077          57,692             --                    --
    President and Chief Executive
    Officer(b)

    David R. Wirshing                 1996          233,331         120,000             --                200,000(d)

    Former President(c)               1995          400,000            --               --                    --
                                      1994           89,231            --             500,000                 --


    Andrew S. Blumen                  1996          225,000          55,000             --                    --
    Executive Vice President          1995          199,039            --             200,000                 --
    and General Counsel               1994           84,584            --             100,000                 --


    Thomas A. Lettero                 1996          188,462          55,000             --                    --
    Chief Financial Officer and       1995          159,615            --               --                    --
    Senior Vice President             1994            4,615            --             100,000                 --
    Administration

(a) Mr. Berman was Chief Executive Officer from July 1994 through October 1996. Mr. Berman became Chairman of the Board of the Company in June 1996. Mr. Berman is a director, executive officer and principal stockholder of Grand.
(b) Mr. Schuetz became Interim President in July 1996 and became President and Chief Executive Officer in October 1996.
(c) Mr. Wirshing resigned as President and member of the Board of Directors in July 1996.

(d) Represents severance payable pursuant to the Separation Agreement. Approximately $167,000 of severance was paid in fiscal 1996, and the remaining $33,000 will be paid during fiscal 1997.

                                                        OPTION GRANTS IN LAST FISCAL YEAR


                                              Individual Grants
                         ----------------------------------------------------------
                                                                                                      Potential Realizable
                                                                                                        Value of Assumed
                                                                                                         Annual Rates of
                                                                                                           Stock Price
                                                  Percentage of                                          Appreciation for
                              Number of           Total Options                                           Option Term(2)
                             Securities            Granted to        Exercise of                      --------------------
                             Underlying             Employees         Base Price        Expiration
Name                     Option Granted (#)      in Fiscal Year       ($/share)(3)         Date       5% ($)         10%($)
----                     ------------------      --------------       ------------      -----------   ------        ------
Lyle Berman                --                       --                 --                  --           --            --
Richard Schuetz            --                       --                 --
David R. Wirshing          400,000                  --                $3.00             8/15/06      754,674       $1,912,491
Andrew S. Blumen           --                       --                 --                  --           --
Thomas A. Lettero          --                       --                 --                  --           --


(1) The option grant reported above, which was fully vested on the date of grant, was made in consideration of Mr. Wirshing's Separation Agreement and the cancellation of a previously granted option to purchase 500,000 shares of the Company's common stock at $3.875 per share. The option exercise price of $3.00 per share represents the fair market value of the Company's Common Stock on the date of grant.

(2) Amounts shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

                         FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF UNEXERCISED OPTIONS
                                                                       AT FY-END (#)
                                                               -----------------------------
                                        NAME                    EXERCISABLE/UNEXERCISABLE
                                    --------------           --------------------------------
                                    Lyle Berman                          0 / 0

                                    Richard Schuetz                      0 / 0

                                    David R. Wirshing              400,000 / 0

                                    Andrew S. Blumen                80,000 / 220,000

                                    Thomas A. Lettero               40,000 / 60,000

                           10-YEAR OPTION REPRICINGS
----------------------------------------------------------------------------




                                        Number of
                                       Securities
                                       Underlying        Market Price of      Exercise Price                   Length of Original
                                      Options/ SARs     Stock at Time of       At Time of                         Option Term
                                       Repriced or        Repricing or        Repricing or      New Exercise   Remaining at Date
                                        Amended            Amendment           Amendment          Price         of Repricing or
    Name                Date              (#)                ($)                 ($)               ($)             Amendment
------------         ---------        -------------     ----------------     ---------------    ------------   -----------------
Lyle Berman              --               --                  --                  --                --                --

Richard Schuetz          --               --                  --                  --                --                --

David R. Wirshing     08/15/96          400,000              3.00               3.875              3.00            10 years

Andrew S. Blumen         --               --                  --                  --                --                --

Thomas A. Lettero        --               --                  --                  --                --                --


Effective August 15, 1996, the Company and Mr. Wirshing entered into a Separation Agreement (the "Separation Agreement"), pursuant to which options to purchase 500,000 shares of the Company's common stock at $3.875 per share (the "Old Options") originally granted in connection with Mr. Wirshing's employment agreement, as to which 300,000 of such stock options had vested, were canceled. In consideration of the cancellation of the Old Options and the other terms and conditions contained in the Separation Agreement, the Company granted Mr. Wirshing fully vested options for 400,000 shares at an exercise price of $3.00 per share, representing the fair market value of the Company's common stock on the date of grant.

Lyle Berman
Neil I. Sell
Members of the Compensation Committee

EMPLOYMENT AGREEMENTS, SEPARATION AGREEMENT AND SEVERANCE AGREEMENTS

         The Company and Mr. Wirshing entered into a three-year employment agreement effective as of September 26, 1994 (the "Wirshing Agreement"). The Wirshing Agreement provided that Mr. Wirshing would serve as President of the Company and be paid base annual compensation of $400,000. Pursuant to the Wirshing Agreement, the Company granted Mr. Wirshing options to purchase
500,000 shares of the Common Stock at an exercise price of $3.875 per share, the fair market value of the Common Stock on the date of grant. Of such options, 200,000 vested immediately, the remaining options vesting ratably over three years. The Wirshing Agreement also provided that the Company would advance to Mr. Wirshing the amount (up to $500,000) of any note payable issued to Mr. Wirshing by his former employer in payment of his equity interest in such former employer, provided such note was assignable. Mr. Wirshing's former employer has not issued, nor will issue, a note payable to Mr. Wirshing. The Wirshing Agreement further provided that Mr. Wirshing would be entitled to receive other employee benefits of the Company, including incentive compensation as determined by the Company's Board of Directors. The Wirshing Agreement was terminable by either the Company or Mr. Wirshing at any time or for any reason. Effective August 15, 1996, the Company and Mr. Wirshing entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, substantially all the terms of the Wirshing Agreement were terminated and the Company paid Mr. Wirshing approximately $167,000 of severance during the fiscal year ended December 29, 1996, and $33,000 of severance compensation will be paid to Mr. Wirshing during fiscal 1997, subject to reduction under certain circumstances. The Separation Agreement also contains limited mutual releases from liability and provides for the cancellation of options to purchase 500,000 shares of the Company's common stock originally granted in connection with the Wirshing Agreement, of which 300,000 of such stock options had vested, in exchange for the granting of fully vested options to purchase 400,000 shares of the Company's common stock at an exercise price of $3.00, (the fair market value of the Company's common stock on the date of grant.)

         The Company and Mr. Blumen entered into a one year employment agreement effective as of January 2, 1995. Such agreement provided that Mr. Blumen would serve as Executive Vice President and be paid base compensation of $225,000 annually. Pursuant to such agreement the Company granted Mr. Blumen options to purchase 200,000 shares of the Common Stock at an exercise price of $4.00 per share, the fair market value of the Company's Common Stock on the date of the grant. Mr. Blumen previously received options to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share. The options vest ratably over five years. Under the agreement, Mr. Blumen was to be entitled to receive other employee benefits of the Company, including incentive compensation as determined by the Company's Board of Directors. The agreement was terminable by either the Company or Mr. Blumen at any time for any reason, and if such termination was for any reason other than cause (as defined in such agreement) prior to January 2, 1996, Mr. Blumen would have been entitled to receive his base compensation for a period of twelve months from the date of such termination.

         Messrs. Schuetz, Blumen and Lettero each have entered into Senior Executive Severance Agreements with the Company that provide that if the Company terminates such executive's employment or materially either diminishes or reduces his title, compensation, authority, responsibility, functions or duties with the Company for any reason other than "for cause" (as is defined in the agreements) within one year following a financial restructuring or reorganization or a change in control of the Board of Directors of the Company, then the Company will pay such executive an amount in cash equal to six months of his base salary.

DIRECTOR COMPENSATION

         Each director of the Company who is not an employee of the Company, Grand or any of their affiliates receives $1,000 for any board meeting or committee meeting attended. Employees of the Company, Grand or any of their affiliates will receive no additional compensation for service as a director or committee member. All directors will be reimbursed for expenses incurred in attending Board or committee meetings. In addition to meeting fees, beginning in 1996, Messrs. Bell and Maheu each received $10,000 per quarter for their service on the Committee of Independent Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 29, 1996, the Compensation Committee consisted of Lyle Berman and Neil I. Sell. Mr. Berman is an executive officer and a director of the Company and Grand, and Neil I. Sell, a director of the Company, is a director of Grand.

     In 1994 the Company purchased substantially all of the assets of the Vegas World Hotel & Casino (the "Vegas World Assets") from Mr. Bob Stupak, a former director and principal stockholder of the Company. The liabilities retained by Mr. Stupak in connection with the purchase of the Vegas World Assets were principally comprised of accounts payable and accrued expenses and obligations for presold vacation packages consisting of goods and services (cash, casino chips and slot tokens, hotel room nights, beverages at casino bars, show tickets, admissions to the Stratosphere Tower and certain other goods and services). The Company did not assume nor did it agree to assume the obligations related to presold vacation packages pursuant to the acquisition of the Vegas World Assets, and such obligations remain the obligation of Mr. Stupak. The Company has agreed, however, for the account of Mr. Stupak and at his expense, to continue to provide facilities (but only to the extent the Company operates such facilities), for Vegas World to fulfill its obligation under an agreement between Vegas World and Vacation Club, Inc. Mr. Stupak is the sole stockholder of Vacation Club, Inc. Mr. Stupak agreed to provide sufficient funds, pursuant to an escrow agreement executed by the parties, to compensate the Company for providing benefits to holders of vacation packages Stupak previously sold. During 1996 the Company billed Mr. Stupak $4,777,687 of which $1,000,000 was paid for amounts related to the Company providing its facility to service Mr. Stupak's vacation packages. Accordingly, the Company has reserved the underfunded amount of $3,777,687 in 1996. Bob Stupak has disputed the billing and the escrow account set up to satisfy these obligations is under funded. As a result of the currently underfunded escrow account, and no apparent ability or intent on the part of Mr. Stupak to adequately fund the escrow, the Company ceased providing a facility to service the vacation packages on January 13, 1997.

     On January 27, 1997, Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") (collectively the "Debtors"), filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors in possession on behalf of their respective bankruptcy estates, and are authorized as such to operate their business subject to bankruptcy court supervision. A Joint Plan of Reorganization (the "Plan") was filed by the Debtors and Grand Casinos, Inc. ("Grand") with the court. The Plan includes several conditions of which none are currently satisfied. Failure to meet the conditions could result in further negotiation of the Plan or the
development of a new plan.   There can be no assurance that the conditions
contained in the Plan will be satisfied or that the Plan will be confirmed. Lyle Berman, Stanley M. Taube and Neil I. Sell, directors of Stratosphere Corporation, are directors of Grand. Lyle Berman and Stanley M. Taube are executive officers of Grand.

     Under the terms of the Plan, Stratosphere Corporation's $203 million 14 1/4% First Mortgage Notes currently outstanding will be exchanged for $203 million of new Stratosphere Notes (the "New Notes") bearing interest at 11 1/4%, due May 15, 2002. The Plan calls for interest payable in kind at 14 1/4% per annum for the November 15, 1996, interest payment, now in arrears, and a payment in kind at 11 1/4% per annum for the May 15, 1997, interest payment, with all subsequent interest payments paid in cash. The New Notes will also receive additional contingent interest equal to 15% of Stratosphere Corporation's consolidated annual cash flow from $60.0 million to $80.0 million, up to $3.0 million per year. The New Notes will be callable at 110% of par (plus accrued interest) on May 15, 1999. Stratosphere Corporation will also be permitted to issue up to $25.0 million in additional New Notes to fund its working capital requirements.

     In addition, the Plan will include a Rights Offering to all existing holders of the Stratosphere Corporation's Common Stock, including Grand, which will guarantee net proceeds of at least $75.0 million. The proceeds of the Rights Offering will be used to finance completion of Phase II of the Stratosphere resort complex. Existing shares of Stratosphere Corporation's Common Stock will be canceled and shareholders will receive transferable rights to purchase one share of Common Stock in the reorganized company at $1.31 per share. Each purchaser of a share pursuant to the Rights Offering, other than those subscribed for by Grand, as its pro-rata share, also will receive a three-year warrant to purchase one-half of a share of Common Stock at $3.00 per full share. As part of the Plan, Grand has agreed to purchase its pro-rata share of the Rights Offering (approximately 42 percent) for approximately $31.9 million. Additionally, Grand will provide a standby commitment to purchase any unsubscribed portion of the Rights Offering not exercised by other shareholders. Grand has also agreed to provide a new Completion Guarantee for Phase II of the Stratosphere project, which includes a new hotel tower consisting of approximately 1,000 room bays, a pool and recreation area, landscaping and other improvements to the Stratosphere complex. The guarantee will cover up to $25 million in cost overruns on completion of Phase II. Any amounts paid by Grand pursuant to the Completion Guarantee would constitute subordinated debt of the Company with interest payable at 11 1/4 %.

         Under the Plan, Grand will convert $50 million due from Stratosphere Corporation into 39.7% (approximately 38.4 million shares) of Common Stock. Grand previously loaned this amount to Stratosphere pursuant to its Completion Guarantee given in connection with Stratosphere Corporation's March 1995 public offering of First Mortgage Notes.

         The Plan is subject to a number of conditions, including plan confirmation by the Federal Bankruptcy Court in Nevada, receipt of all necessary regulatory approvals, including those required by Nevada Gaming authorities, completion of definitive Plan related documents, and other customary closing conditions. In addition, Grand's obligations under the Plan are conditioned upon resolution or discharge of certain pending securities lawsuits, receipt by Grand of an investment banking fairness opinion, a two year Management Agreement wherein Grand agrees to manage construction of Phase II and the day to day operations of the Company for $500,000 per year inclusive of all costs and expenses, and Stratosphere Corporation's consolidated cash flows (as defined in the Plan) for the months between October 1, 1996 and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997 was $1,615,736. Based on these conditions there can be no assurance that the Plan on file will ultimately be confirmed. If the Plan or a similar proposal is not confirmed Stratosphere Corporation will likely be unable to continue as a going concern.

        Grand is actively involved in the gaming industry. Casinos owned or managed by Grand may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Grand for future business opportunities. While the Company and Grand intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand may not be presented to the Company.

        On July 1, 1994, Grand and the Company entered into a Management and Development Agreement, which provided that Grand would among other things, supervise the design, development, construction and opening of Stratosphere. Pursuant to the Management and Development Agreement, prior to the opening of Stratosphere, Grand provided the necessary personnel to oversee and manage the development of the entire project. The Company reimbursed Grand for the "cost" of providing such services, which for purposes of the Management and Development Agreement, was defined as two times the hourly rate of Grand personnel (calculated on an hourly basis) who are not directors of the Company, and for any out-of-pocket expenses at cost. No reimbursement was made for directors of the Company who are also employees of Grand. In connection with the Management and Development Agreement the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 during the fiscal year ended 1996. In connection with the construction of the Company's facility and its normal operations, approximately $3,296,924 of fixed assets were purchased from Grand Media & Electronics, a wholly owned subsidiary of Grand Casinos, Inc. during the year ended December 29, 1996.

        Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20 million in new equity through the purchase of certain equity securities, on non- cumulative bases, in each of the first three years following the time that the Stratosphere project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate. Grand has announced that as a result of the Company's Chapter 11 filing and the application of the federal bankruptcy laws, the continued enforceability of the Standby Equity Commitment is in question. If the Plan is approved and implemented, the Standby Equity Commitment would be cancelled.

        Neil I. Sell director of the Company, is a partner in the law firm of Maslon Edelman Borman & Brand, a Professional Limited Liability Partnership, which has rendered legal services to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of March 24, 1997, certain information regarding the beneficial ownership of shares of Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

NAME                                           NUMBER OF                 PERCENT
                                                SHARES
Grand Casinos, Inc.                            24,476,704                   41.9
130 Cheshire Lane
Minnetonka, MN 55305

Bob Stupak                                      5,316,200(a)                 9.1
2015 Paradise Road
Las Vegas, NV 89104

Robert A. Maheu                                    85,000(b)                   *

David R. Wirshing                                 400,000(c)                   *

Andrew S. Blumen                                  140,000(d)                   *

Thomas G. Bell                                     27,500(e)                   *

Lyle A. Berman                                    580,000(f)                   *

Stanley M. Taube                                  166,000(g)                   *

Neil I. Sell                                       65,000(h)                   *

Thomas A. Lettero                                  40,000(i)                   *

Richard Schuetz                                       --                       *


All directors and executive officers  as        1,103,500(j)                 2.4
a group eight persons)

------------
*Less than 1%

(a) Based on the most recent Schedule 13D on file with the Securities and Exchange Commission.

(b) Includes 75,000 shares issuable upon exercise of stock options that are exercisable within 60 days and 10,000 shares held by Mr. Maheu's family trust.

(c) Represents 400,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(d) Represents 140,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(e) Represents 27,500 shares issuable upon exercise of stock options that are exercisable within 60 days.

(f) Includes 200,000 shares held by Mr. Berman's profit sharing plan and 150,000 shares owned by Mr. Berman's spouse. Mr. Berman disclaims beneficial ownership of the shares beneficially owned by his spouse. Does not include shares beneficially owned by Grand. Mr. Berman is a director, executive officer and principal stockholder of Grand.

(g) Includes 14,000 shares owned by Mr. Taube's spouse and children. Mr. Taube disclaims beneficial ownership of shares beneficially owned by his spouse and children. Does not include shares beneficially owned by Grand. Mr. Taube is a director, executive officer and principal stockholder of Grand.

(h) Includes 25,000 shares issuable upon exercise of stock options that are exercisable within 60 days. Does not include shares beneficially owned by Grand. Mr. Sell is a director of Grand.

(i) Includes 40,000 shares issuable upon exercise of stock options exercisable within 60 days.

(j) Includes 307,500 shares issuable upon exercise of stock options that are exercisable within 60 days. Does not include shares beneficially owned by Grand. Certain directors and executive officers of the Company are also directors, executive officers or principal stockholders of Grand. If the shares beneficially owned by Grand are included in the shares beneficially owned by all directors and executive officers as a group, the number of shares would be 25,580,204 and the percent of class would be 43.6%.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 29, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied other than one report on Form 4 reporting an option exercise and subsequent sale by Thomas Bell. In addition, based upon a review of Form 3, 4 and 5 filings and a review of Schedule 13D filings, the Company has reason to believe that Bob Stupak, a holder of more than 10% of the Company's common stock (based on his most recent Schedule 13D on file with the SEC) and a former director and executive officer of the Company, may not have filed one or more Form 4s.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1994 the Company purchased substantially all of the assets of the Vegas World Hotel & Casino (the "Vegas World Assets") from Mr. Bob Stupak, a former director and principal stockholder of the Company. The liabilities retained by Mr. Stupak in connection with the purchase of the Vegas World
Assets were principally comprised of accounts payable and accrued expenses and obligations for presold vacation packages consisting of goods and services (cash, casino chips and slot tokens, hotel room nights, beverages at casino bars, show tickets, admissions to the Stratosphere Tower and certain other goods and services). The Company did not assume nor did it agree to assume the obligations related to presold vacation packages pursuant to the acquisition of the Vegas World Assets, and such obligations remain the obligation of Mr. Stupak. The Company has agreed, however, for the account of Mr. Stupak and at his expense, to continue to provide facilities (but only to the extent the Company operates such facilities), for Vegas World to fulfill its obligation under an agreement between Vegas World and Vacation Club, Inc. Mr. Stupak is the sole stockholder of Vacation Club, Inc. Mr. Stupak agreed to provide sufficient funds, pursuant to an escrow agreement executed by the parties, to compensate the Company for providing benefits to holders of vacation packages Stupak previously sold. During 1996 the Company billed Mr.
Stupak $4,777,687 of which $1,000,000 was paid for amounts related to the Company providing its facility to service Mr. Stupak's vacation packages. Accordingly, the Company has reserved the underfunded amount of $3,977,687 in 1996. Bob Stupak has disputed the billing as a result of a currently underfunded escrow account, and no apparent ability or interest on the part of Mr. Stupak to adequately fund the escrow, and the escrow account set up to
satisfy these obligations is underfunded.   As a result of a currently
underfunded escrow account, and no apparent ability or intent on the part of Mr. Stupak to adequately fund the escrow, the Company ceased providing a facility to service the vacation packages on January 13, 1997.

         On January 27, 1997, Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") (collectively the "Debtors"), filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors in possession on behalf of their respective bankruptcy estates, and are authorized as such to operate their business subject to bankruptcy court supervision. A Joint Plan of Reorganization (the "Plan") was filed by the Debtors and Grand Casinos, Inc. ("Grand") with the court. The Plan includes several conditions of which none are currently satisfied. Failure to meet the conditions could result in
further negotiation of the Plan or the development of a new plan.   There can
be no assurance that the conditions contained in the Plan will be satisfied or that the Plan will be confirmed. Lyle Berman, Stanley M. Taube and Neil I. Sell, directors of Stratosphere Corporation, are directors of Grand. Lyle Berman and Stanley M. Taube are executive officers of Grand.

         Under the terms of the Plan, Stratosphere Corporation's $203 million 14 1/4% First Mortgage Notes currently outstanding will be exchanged for $203 million of new Stratosphere Notes (the "New Notes") bearing interest at 11 1/4%, due May 15, 2002. The Plan calls for interest payable in kind at 14 1/4% per annum for the November 15, 1996, interest payment, now in arrears, and a payment in kind at 11 1/4% per annum for the May 15, 1997, interest payment, with all subsequent interest payments paid in cash. The New Notes will also receive additional contingent interest equal to 15% of Stratosphere Corporation's consolidated annual cash flow from $60.0 million to $80.0 million, up to $3.0 million per year. The New Notes will be callable at 110% of par (plus accrued interest) on May 15, 1999. Stratosphere Corporation will also be permitted to issue up to $25.0 million in additional New Notes to fund its working capital requirements.

         In addition, the Plan will include a Rights Offering to all existing holders of Stratosphere Corporation's Common Stock, including Grand, which will guarantee net proceeds of at least $75.0 million. The proceeds of the Rights Offering will be used to finance completion of Phase II of the Stratosphere resort complex. Existing shares of Stratosphere Corporation's Common Stock will be canceled and shareholders will receive transferable rights to purchase one share of Common Stock in the reorganized company at $1.31 per share. Each purchaser of a share pursuant to the Rights Offering, other than those subscribed for by Grand, as its pro-rata share, also will receive a
three-year warrant to purchase one-half of a share of   Common Stock at $3.00
per full share. As part of the Plan, Grand has agreed to purchase its pro-rata share of the Rights Offering (approximately 42 percent) for approximately $31.9 million. Additionally, Grand will provide a standby commitment to purchase any unsubscribed portion of the Rights Offering not exercised by other shareholders. Grand has also agreed to provide a new Completion Guarantee for Phase II of the Stratosphere project, which includes a new hotel tower consisting of approximately 1,000 room bays, a pool and recreation area, landscaping and other improvements to the Stratosphere complex. The guarantee will cover up to $25 million in cost overruns on completion of Phase II. Any amounts paid by Grand pursuant to the Completion Guarantee would constitute subordinated debt of Stratosphere Corporation with interest payable at 11 1/4 %.

         Under the Plan, Grand will convert $50 million due from Stratosphere Corporation into 39.7% (approximately 38.4 million shares) of Common Stock. Grand previously loaned this amount to Stratosphere pursuant to its Completion Guarantee given in connection with Stratosphere Corporation's March 1995 public offering of First Mortgage Notes.

         The Plan is subject to a number of conditions, including plan confirmation by the Federal Bankruptcy Court in Nevada, receipt of all necessary regulatory approvals, including those required by Nevada gaming authorities, completion of definitive Plan related documents, and other customary closing conditions. In addition, Grand's obligations under the Plan are conditioned upon resolution or discharge of certain pending securities lawsuits, receipt by Grand of an investment banking fairness opinion, a two year Management Agreement wherein Grand agrees to manage construction of Phase II and the day to day operations of Stratosphere Corporation for $500,000 per year inclusive of all costs and expenses, and Stratosphere Corporation's consolidated cash flows (as defined in the Plan) for the months between October 1, 1996 and June 30, 1997, averaging not less than $2,267,000 per month. The average for the five months ended February 23, 1997 was $1,615,736. Based on these conditions there can be no assurance that the Plan on file will ultimately be confirmed. If the Plan or a similar proposal is not confirmed Stratosphere Corporation will likely be unable to continue as a going concern.

        Grand is actively involved in the gaming industry. Casinos owned or managed by Grand may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Grand for future business opportunities. While the Company and Grand intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand may not be presented to the Company.

        On July 1, 1994, Grand and the Company entered into a Management and Development Agreement, which provided that Grand would, among other things, supervise the design, development, construction and opening of Stratosphere. Pursuant to the Management and Development Agreement, prior to the opening of Stratosphere, Grand provided the necessary personnel to oversee and manage the development of the entire project. The Company reimbursed Grand for the "cost" of providing such services, which for purposes of the Management and Development Agreement, was defined as two times the hourly rate of Grand personnel (calculated on an hourly basis) who are not directors of the Company, and for any out-of-pocket expenses at cost. No reimbursement was made for directors of the Company who are also employees of Grand. In connection with the Management and Development

Agreement the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 during the fiscal year ended 1996. In connection with the construction of the Company's facility and its normal operations, approximately $3,296,924 of fixed assets were purchased from Grand Media & Electronics, a wholly owned subsidiary of Grand Casinos, Inc. during the year ended December 29, 1996.

        Grand also entered into a Standby Equity Commitment with the Company, pursuant to which Grand may contribute to the Company up to $20 million in new equity through the purchase of certain equity securities, on non- cumulative bases, in each of the first three years following the time that the Stratosphere project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate. Grand has announced that as a result of the Company's Chapter 11 filing and the application of the federal bankruptcy laws, the contiued enforceability of the Standby Equity Commitment is in question.
If the Plan is approved and implemented, the Standby Equity Commitment would be cancelled.

        Neil I. Sell director of the Company, is a partner in the law firm of Maslon Edelman Borman & Brand, a Professional Limited Liability Partnership, which has rendered legal services to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements:

Included in Part II:

         Report of Independent Public Accountants

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 29, 1996 and December 31,
         1995

         Consolidated Statements of Operations for the fiscal years ended December 29, 1996, December 31, 1995 and 1994

         Consolidated Statements of Stockholders' Equity for the period from January 1, 1994 through December 29, 1996

         Consolidated Statements of Cash Flows for the fiscal years ended December 29, 1996, December 31, 1995 and 1994

         Notes to Consolidated Financial Statements

(a)(2)   Supplemental Financial Statement Schedules

All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)   Exhibits

Exhibit   Description of Document
-------   -----------------------
3(1)      Certificate of Incorporation of the Company, as amended.(a)
3(2)      Bylaws of the Company, as amended and restated.(b)
3(3)      Articles of Incorporation of the Operating Subsidiary.(c)
3(4)      Bylaws of the Operating Subsidiary.(c)
3(5) Certificate of Designation of Series A Convertible Non-Voting Preferred Stock of the Company.(e)
4(1) Indenture dated March 9, 1995 between the Company, the Operating Subsidiary and American Bank National Association.(e)
4(2) Disbursement and Escrow Agreement dated March 9, 1995 among First Interstate Bank of Nevada, N.A., Lawyers Title of Nevada, Inc., American Bank National Association, the Company and Stratosphere Gaming Corp.(e)

4(3) Security Agreement dated March 9, 1995 between Stratosphere Gaming Corp. and American Bank National Association.(e)
4(4) Pledge Agreement dated March 9, 1995 between the Company and American Bank National Association.(e)
4(5) Collateral Assignment between the Company and American Bank National Association.(e)
4(6)      Contracting Party's Consent to Assignment.(e)
4(7) Notes Completion Guarantee dated March 9, 1995 between Grand Casinos, Inc. and American Bank National Association.(e)
4(8) Completion Guarantor Subordination Agreement March 9, 1995 between Grand Casinos, Inc. and American Bank National Association.(e)
10(1) Consulting Agreement, dated October 8, 1992, between Vegas World and Space Needle Corporation.(a)
10(2) Design Agreement, dated December 7, 1992, between Vegas World and Bullock, Smith Partners, Inc.(a)
10(3) Agreement, dated February 10, 1993, between the Company and Perini Building Company, Inc.(a)
10(4) Amended and Restated Subscription Agreement dated February 17, 1994 between the Company and BSE.(b)
10(5) Agreement dated February 17, 1994 between the Company and Vegas World concerning parking facilities.(b)
10(6) Agreement dated February 17, 1994 between the Company and Vegas World concerning group sales and related matters.(b)
10(7) Agreement dated February 17, 1994 between the Company and Vegas World concerning lease of gaming operations.(b)
10(8)     Lease dated February 17, 1994 between the Company and Vegas World.(b)
10(9) First Refusal Agreement dated February 17, 1994 between the Bob Stupak and the Company.(b)
10(10)    1993 Stock Option Plan.(b)
10(11)    1993 Stock Option Plan for Non-Employee Directors.(b)
10(12)    Termination of Promotional Shares Agreement.(a)
10(13) Agreement dated November 15, 1993 among the Company, Bob Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos Resorts, Inc.(a)
10(15) Amendment to Agreement dated December 22, 1993 among the Company, Bob Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos Resorts, Inc.(a)
10(16) Letter Agreement dated January 25, 1994 among the Company, Bob Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos Resorts, Inc.(a)
10(17) Easement Agreement dated February 17, 1994 between the Company and Bob Stupak.(b)
10(18) Agreement dated March, 1994 between the Company and Taylor International Corporation.(b)
10(19) Warrant Agreement dated February 22, 1994 between the Company and American Stock Transfer & Trust Company.(b)
10(20) Sales Agent's Warrant Agreement dated February 23, 1994 by and between Yeager Securities, Inc. and the Company.(b)
10(21) Letter Agreement dated as of June 1, 1994 between the Company, Grand Casinos, Inc., Grand Casinos Resorts, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.(c)
10(22) Deed of Trust, Assignment of Rents and Security Agreement dated as of March 9, 1995 by the Company in favor of American Bank National Association.(e)
10(23) Owner Participation Agreement between the City of Las Vegas Downtown Redevelopment Agency and the Company.(c)
10(24) Asset Purchase Agreement between Bob Stupak d/b/a Vegas World Hotel & Casino and the Company dated

          November 1, 1994.(d)

10(25) Purchase Agreement dated November 1, 1994 between Bob Stupak d/b/a Vegas World Hotel & Casino and the Company.(d)
10(26) Unsecured Non-Negotiable Promissory Note dated November 4, 1994 payable to Bob Stupak from the Company.(c)
10(27) Escrow Agreement dated November 4, 1994 among the Company, Bob Stupak d/b/a Vegas World Hotel & Casino, and First Interstate Bank of Nevada, N.A.(d)
10(28) Amendment to Purchase Agreement dated November 16, 1994 between Bob Stupak, d/b/a Vegas World & Casino and the Company.(c)
10(29) Amendment to June 1, 1994 Letter Agreement dated November 16, 1994 between the Company, Grand Casino Resorts, Inc., Grand Casino, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.(c)
10(30) Management and Development Agreement dated July 1, 1994, by and between the Company and Grand.(c)
10(31) Employment Agreement effective as of September 26, 1994 by and between the Company and David R. Wirshing.(c)
10(32)    Employment Agreement by and between the Company and Andrew S.
          Blumen.(c)
10(33) Memorandum of Agreement dated as of the 16th of February, 1995 by and among the Company and Grand Casinos, Inc.(c)
10(34) Letter Agreement effective February 14, 1995 between the Company and The Gordon Company.(c)
10(35) Standby Equity Commitment dated March 9, 1995 by and between Grand Casinos, Inc. and the Company.(c)
10(36) Registration Rights Agreement dated March 9, 1995 by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg, Thalmann & Co. Inc.(e)
10(37) Assignment and Consent dated March 9, 1995 by the Company in favor of American Bank National Association consented to by Robert Stupak and Grand Casinos, Inc.(e)
10(38) Unsecured Indemnity Agreement dated March 9, 1995 among the Company and American Bank National Association.(e)
10(39) Development and Lease Agreement, dated March 11, 1996, by and between Strato-Retail, LLC and the Company.(f)
10(40) Participation Agreement, dated as of April 29, 1996, by and among Stratosphere Gaming Corp., First Security Trust Company of Nevada, The Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank of Nevada, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing & Capital Corporation and the Company. (g)
10(41) Lease Agreement, dated as of April 29, 1996, by and between First Security Trust Company of Nevada and Stratosphere Gaming Corp.(g)
10(42) Loan Agreement, dated as of April 29, 1996, by and among First Security Trust Company of Nevada, BA Leasing & Capital Corporation, Bank of Scotland, First Interstate Bank of Nevada, Societe Generale, Credit Lyonnais, Los Angeles Branch, and the Persons Listed on
          Schedule I. (g)
10(43)    Promissory Notes from the Borrower to the Various Lenders.(g)
10(44) Trust Agreement, dated as of April 29, 1996, between Stratosphere Gaming Corp., as Grantor, and First Security Trust Company of Nevada, as Trustee.(g)
10(45) Security Agreement and Assignment of Lease, dated as of April 29, 1996, between First Security Trust Company of Nevada and BA Leasing & Capital Corporation.(g)
10(46) Guaranty, dated as o April 29, 1996, by the Company in favor of the Beneficiaries named therein.(g)
10(47) Subordination Agreement, entered into as of April 29, 1996, by and among Stratosphere Gaming Corp., the

          Company, Grand Casinos, Inc., First Security Trust Company of Nevada , and BA Leasing & Capital Corporation.(g)
10(48)    Landlord Waiver and Consent.(g)
10(49)    Facility Lease by and Between Parent and Lessee.(g)

10(50) Standstill and Amendment Agreement, dated as of October 30, 1996, by and among Stratosphere Gaming Corp., First Security Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank, National Association, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing & Capital Corporation and the Company. (h)
10(51) Funding Agreement, dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Gaming Corp. and the Company.(h)
10(52) Letter Agreement, dated as of September 27, 1996, by and among Grand Casinos, Inc., Stratosphere Gaming Corp. and the Company.(h)
10(53) Senior Executive Severance Agreement, dated as of September 27, 1996, by and between Andrew Blumen and the Company.(h)
10(54) Senior Executive Severance Agreement, dated as of September 27, 1996, by and between Thomas Lettero and the Company.(h)
10(55) Separation Agreement, dated effective as of August 15, 1996, by and between David R. Wirshing and the Company
10(56) Senior Executive Severance Agreement, dated as of November 19, 1996, by and between Richard Schuetz and the Company.
10(57) Restructuring Agreement Regarding Pre-Negotiated Plan of Reorganization, dated January 6, 1997, by and among Grand Casinos, Inc., Stratosphere Gaming Corp. and the Company.(i)
21        Subsidiaries
27        Financial Data Schedule

-------------
(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (No. 33-58616).
(b) Incorporated herein by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1993.
(c) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (No. 33-81286).
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996.
(i) Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 6, 1997.

     +    Relates to Executive Compensation.

(b)  Reports on Form 8-K.
       The Company did not file any Reports on Form 8-K during the fiscal quarter ended December 29, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRATOSPHERE CORPORATION
                                        Registrant

Date:   March 31, 1997                    By: /s/ Thomas A. Lettero
                                              -------------------------
                                        Name: /s/ Thomas A. Lettero
                                              -------------------------
                                        Title: Chief Financial Officer
                                              -------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

                 Name                                               Title
                 ----                                               -----
/s/ Lyle Berman                                                     Chief Executive Officer and Director
------------------------------------------                          (Principal Executive Officer)
Lyle Berman

/s/ Robert A. Maheu                                                 Vice Chairman of the Board of Directors
---------------------------------------
Robert A. Maheu

/s/ Richard S. Schuetz                                              President and Chief Executive Officer
----------------------------------------
Richard S. Schuetz

/s/ Andrew S. Blumen                                                Executive Vice President, General Counsel,
--------------------------------------                              Secretary and Director
Andrew S. Blumen

/s/ Thomas A. Lettero                                               Chief Financial Officer (Principal Financial and
---------------------------------------                             Accounting Officer)
Thomas A. Lettero

/s/ Thomas G. Bell                                                  Director
----------------------------------------
Thomas G. Bell

/s/ Stanley M. Taube                                                Director
---------------------------------------
Stanley M. Taube

/s/ Neil I. Sell                                                    Director
----------------------------------------
Neil I. Sell
