Form 10-Q
period 1997-03-30
STRATOSPHERE CORP
filed 1997-05-14
CIK 897743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                   FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 30, 1997 AND DECEMBER 29, 1996 (unaudited)      3

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 30, 1997 AND MARCH 31, 1996 (unaudited)                                                  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 30, 1997 AND MARCH 31, 1996 (unaudited)                                                 5-6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                          7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        RESULTS OF OPERATIONS                                                                          9-10

PART II. OTHER INFORMATION                                                                              11

CONDENSED CONSOLIDATED                                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS                                                                              (DEBTORS-IN-POSSESSION)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        MARCH 30,                  DECEMBER 29,
                                                                                             1997                          1996
                                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                          $24,491,225                $22,558,804
      Cash and cash equivalents - restricted                                               2,703,132                  2,678,344
      Securities available for sale                                                                -                  2,000,905
      Accounts receivable                                                                  3,642,252                  4,575,490
      Affiliate receivable                                                                    27,081                          -
      Other current assets                                                                 6,016,415                  6,127,325
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      36,880,105                 37,940,868
-----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                              128,936,426                130,000,000
-----------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
      Deferred financing costs-net                                                           885,629                 12,339,097
      Related party receivable - net                                                         800,000                    800,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                         1,685,629                 13,139,097
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $167,502,160               $181,079,965
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable-trade                                                               $1,149,676                 $1,250,786
     Accounts payable-construction                                                            10,883                    858,665
     Current installments of long-term debt                                                  175,281                    429,103
     Current installments of capital lease obligations                                             -                  8,684,360
     Accrued interest                                                                        379,001                 18,644,462
     Accrued payroll and related expenses                                                  5,272,132                  5,005,047
     Affiliate payable                                                                             -                  1,878,717
     Other accrued expenses                                                                3,606,659                  9,231,792
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 10,593,632                 45,982,932
-----------------------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
     Long-term debt - less current installments                                                    -                203,000,000
     Capital lease obligations - less current installments                                         -                 19,539,815
     Note payable to affiliate                                                                     -                 50,000,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                        -                272,539,815
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities Subject to Compromise                                                        309,558,556                          -
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        320,152,188                318,522,747
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Deficit:
     Preferred stock, $.01 par value; authorized 10,000,000 shares;
         no shares issued and outstanding
     Common stock, $.01 par value; authorized 100,000,000 shares;
        issued and outstanding 58,393,105 at
        March 30, 1997 and December 30, 1996                                                 583,931                    583,931
     Additional paid-in-capital                                                          218,786,069                218,787,643
     Accumulated deficit                                                                (372,020,028)              (356,814,356)
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                                             (152,650,028)              (137,442,782)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $167,502,160               $181,079,965
===================================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                                                            (DEBTORS-IN- POSSESSION)

THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996 (Unaudited)                                1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Casino                                                                               $  17,402,986             $         -
     Hotel                                                                                    6,430,174                       -
     Food and beverage                                                                        8,703,293                       -
     Tower, retail and other income                                                           7,303,041                   8,877
-----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                               39,839,494                   8,877
      Less:  Promotional allowances                                                           2,936,764                       -
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                 36,902,730                   8,877
-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Casino                                                                                 7,451,931                       -
       Hotel                                                                                  2,378,238                       -
       Food and beverage                                                                      6,810,812                       -
       Other operating expenses                                                               2,812,816                       -
       Depreciation and amortization                                                          2,026,844                       -
       Selling, general and administrative                                                   14,877,841                  37,686
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Total Costs and Expenses             36,358,482                  37,686
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                                   544,248                 (28,809)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
       Interest income                                                                           47,674               2,367,642
       Interest expense (Contractual Interest Estimated at $ 10,096,758)                     (3,702,200)               (344,047)
       Loss on sale of assets                                                                    (1,190)                      -
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Total Other Income (Expense), net    (3,655,716)              2,023,595
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                   (3,111,468)              1,994,786
-----------------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                       (12,094,204)                      -
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                           (15,205,672)              1,994,786
-----------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                            -                  78,807
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                          $(15,205,672)             $1,915,979
===================================================================================================================================

INCOME (LOSS) PER COMMON SHARE                                                                  $(0.26)                   $0.03
===================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                   58,393,105              58,047,766
===================================================================================================================================

See notes to  condensed consolidated financial statements.

CONDENSED CONSOLIDATED                                                        STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                                                (DEBTORS-IN-POSSESSION)
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996 (Unaudited)                          1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                               $(15,205,672)            $1,994,786
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                 2,276,454                238,403
         Write-off of debt issuance costs                                             11,210,108                      -
         Provision for doubtful accounts                                                 411,295                      -
         Loss on sale or disposal of assets                                                1,190                      -
         Changes in operating assets and liabilities:
              Accounts receivable                                                        690,061             (4,110,818)
              Other current assets                                                       110,910             (2,703,324)
              Accounts payable - trade                                                   236,392                753,441
              Other accrued expenses                                                   3,809,410              7,987,119
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              3,540,148              4,159,607
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in cash and cash equivalents-restricted                                   $   (26,362)          $ 54,456,685
    Change  in securities available for sale                                           2,000,905              5,145,674
    Payments for property and equipment                                                 (967,887)          (106,663,414)
    Change in construction payables                                                     (533,250)             5,573,399
    Pre-opening costs                                                                          -             (6,363,018)
    Increase in related party receivable and other                                      (168,118)                     -
    Cash proceeds from sale of property and equipment                                      3,427                      -
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      308,715            (47,850,674)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options/common stock
       purchase warrants                                                                       -                335,750
    Costs of secondary stock offering                                                          -               (242,243)
    Debt issuance and deferred financing costs                                            (6,250)               (18,750)
    Payments on long-term debt and capital lease obligations                          (2,424,912)                     -
    Increase in affiliate payable                                                        514,720                438,577
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (1,916,442)               513,334
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   1,932,421            (43,177,733)
Cash and cash equivalents - beginning of period                                       22,558,804             92,595,770
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $24,491,225            $49,418,037
===================================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                                                            (DEBTORS-IN-POSSESSION)
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996 (Unaudited)                               1997                     1996
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest-net of capitalized interest                                                   $605,389                 $         -
      Income taxes                                                                           $      -                 $         -

Non-Cash Investing and Financing Activities:
     Issuance of common stock in purchase of land                                            $      -                 $18,204,760


See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED        STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS                            (DEBTORS-IN-POSSESSION )

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  Company

The accompanying Condensed Consolidated Financial Statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency and 2000 Las
Vegas Boulevard Retail Corporation (collectively the "Company").   The Company
commenced operations on April 29, 1996, with an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower.

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision. The Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. These Condensed Consolidated Financial Statements do not include any adjustments that might result if the Company is unable to successfully emerge from bankruptcy.

Principles of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company's 1996 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Notes to the Consolidated Financial Statements which appear in that report.

In addition, as a result of the restructuring (see Note 2), the Company has implemented the guidance provided by Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" in the accompanying March 30, 1997 Condensed Consolidated Financial Statements.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the 1996 Condensed Consolidated Financial Statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

(2)  RESTRUCTURING

In connection with the bankruptcy petitions filed by the Debtors a Joint Plan of Reorganization (the "Plan") was filed by the Debtors and Grand Casinos, Inc. ("Grand") with the Bankruptcy Court. The Plan includes several conditions of which none are currently satisfied. Included as a condition is a requirement that the Company obtain average monthly Consolidated Cash Flow (as defined in the restructuring agreement) for the period October 1996 through June 1997 of at least $2,267,000. The average for the seven months ended April 27, 1997, was $1,674,039. The Company believes it is unlikely that it will satisfy this condition. Grand has informed the Company that it will not waive this condition and that

Grand is prepared to explore with the Company and the Company's Noteholders Committee alternatives for a consensual reorganization of the Company. Grand also indicated if an alternative consensual agreement can not be reached and conditions to the pending plan of reorganization and related investment agreement are not met, Grand may propose or participate in alternative plans of reorganization or may terminate altogether its participation in the bankruptcy process. If the Plan or another viable proposal can not be negotiated, the Company will likely be unable to continue as a going concern.

The Company plans to expense future restructuring costs as incurred. Accrued professional fees since the Petition Date totaled $1,000,000 which must be approved by the Bankruptcy Court prior to being paid. The Company incurred approximately $450,000 of professional during January 1997 prior to the Petition Date resulting in total professional during the three months ended March 30, 1997, of approximately $1,450,000 or $0.03 per common share.

The Company expensed unamortized deferred debt issuance costs as of the Petition Date. The total write-off included in "Reorganization Items" on the Condensed Consolidated Statements of Operations was $11.2 million or $0.19 per common share. Prior to the Petition Date, deferred debt issuance costs were amortized over the life of the 14.25% First Mortgage Notes and included in interest expense.

Under Chapter 11 Reorganization, actions to enforce claims against the Debtors or Debtors', property are stayed if those claims arose, or are based on events that occurred, on or before the Petition Date of January 27, 1997, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise on the accompanying consolidated condensed balance sheets represent the Company's estimate of the Debtors' pre-petition liabilities which are subject to compromise (see Note 3).

(3)  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under reorganization proceedings consist of the following as of March 30, 1997 (In Thousands):


Accounts Payable Trade                                                                               $    652
Accrued Payroll and Related Expenses                                                                    1,406
Affiliate Payable                                                                                       2,421
Other Accrued Expenses                                                                                  5,452
Capital Lease Obligations                                                                              26,053
14 1/4% First Mortgage Notes - Including accrued interest through 1/27/97                             223,575
Note Payable to Affiliate                                                                              50,000
                                                                                                     --------
Total Liabilities Subject to Compromise                                                              $309,559
                                                                                                     ========


The Company ceased accruing interest on the 14 1/4% First Mortgage Notes and the note payable to affiliate as of the Petition Date. Although classified as a liability subject to compromise, the Company anticipates the continuation of payments on its capital lease obligations pursuant to a pre-petition standstill agreement and an order entered by the Bankruptcy Court on March 4, 1997, approving a stipulation for adequate protection.

(4)  REORGANIZATION ITEMS

Reorganization items consisted of the following for the period ended March 30, 1997 (In Thousands):

      Write-off of Debt Issuance Costs                $  11,210
      Professional Fees                                   1,000
      Interest Earned on Accumulated Cash
        During Chapter 11 Proceedings                      (116)
                                                      ---------
      Net Reorganization Items                        $  12,094
                                                      =========

Cash interest earned since the Petition Date was $ 112,363.



(5)  SUBSEQUENT EVENTS

On April 29, 1997, the Company received notice from Nasdaq that its appeal for continued listing on the Nasdaq National Market System had been denied. Nasdaq cited the fact that the Company was in the early stages of the bankruptcy proceeding and the uncertainty of the results of such proceeding as reasons for denying the Company's appeal. Subsequently, the Company's common stock began trading on the over the counter bulletin board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company commenced operations on April 29, 1996, with a 1,149 foot, free standing observation tower with an integrated casino, hotel and retail entertainment center. Prior to opening, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Until opening, expenses consisted primarily of interest and amortization of costs and expenses relating to the 14 1/4% First Mortgage Notes issued in March 1995.

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. (collectively the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

The Debtors and Grand Casinos, Inc. ("Grand") filed a Joint Plan of Reorganization (the "Plan") with the Bankruptcy Court on the Petition Date.
The Plan includes several conditions of which none are currently satisfied. Included as a condition is a requirement that the Company obtain average monthly Consolidated Cash Flow (as defined in the restructuring agreement) for the period October 1996 through June 1997 of at least $2,267,000. The average for the seven months ended April 27, 1997 was $1,674,039. The Company believes it is unlikely that it will satisfy this condition. Grand has informed the Company it will not waive this condition and that Grand is prepared to explore with the Company and the Company's Noteholders Committee alternatives for a consensual reorganization of the Company. Grand also indicated if an alternative consensual agreement can not be reached and conditions to the pending plan of reorganization and related investment agreement are not met, Grand may propose or participate in alternative plans of reorganization or may terminate altogether its participation in the bankruptcy process. If the Plan or similar proposal can not be negotiated, the Company will likely be unable to continue as a going concern.

Due to the short operating period, historical results may not be indicative of future operating results and comparison to the prior year fiscal quarter may not provide relevant information and therefore has not been included.

RESULTS OF OPERATIONS

Three Months Ended March 30, 1997

The Company produced gross revenues of $39.8 million during the first quarter of 1997. Casino revenue represented 44% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 18%. The net loss for the quarter was $15.2 million or $0.26 per common share.

The Company experienced hotel occupancy of 87% at an average daily rate of $56 for the quarter. Tower visitation totaled 630,078 for the period inclusive of guests dining at the Top of The World revolving restaurant.

Other Factors Affecting Earnings

The Company's roller coaster was not operational during the first quarter, which management believes unfavorably impacted tower operating revenues. Modifications and an annual maintenance program have been completed and the roller coaster became operational on April 20, 1997. There can be no assurance that the continued operation of the roller coaster will increase tower visitation and gaming levels.

The Company has incorporated the requirements of Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code". Accordingly, the Company has reflected professional fees since the Petition Date as a separate category "Reorganization Items" in the accompanying Condensed Consolidated Statements of Operations. Professional fees incurred since the Petition Date totaled $1.0 million. When combined with professional fees related to the restructuring prior to the Petition Date, which are included as selling, general and administrative expenses, the total is approximately $1.5 million or $0.03 per common share. The Company plans to expense such costs as incurred during the term of the bankruptcy proceedings. All professional fees related to the restructuring, since the Petition Date, must be approved by the Bankruptcy Court prior to payment.

The Company expensed unamortized deferred debt issuance costs as of the Petition Date. The total write-off included in "Reorganization Items" on the condensed consolidated statements of operations was $11.2 million or $0.19 per common share. Prior to the Petition Date deferred debt issuance costs were amortized over the life of the 14.25% First Mortgage Notes and included in interest expense.

Depreciation and amortization expense of $2.0 million was approximately $3.7 million less than the fourth quarter of 1996. The reduction in depreciation and amortization is due to the adoption of Statement of Financial Accounting Standards No. 121 at December 29, 1996, in which the asset carry values were reduced from approximately $426.0 million to $130.0 million.

Interest expense was approximately $4.1 million for the quarter of which $2.9 million related to the 14.25% First Mortgage Notes ("Mortgage Notes") and $0.5 million related to the note payable to affiliate (Grand) for interest accrued through the Petition Date. The Company has not accrued interest on these items since the Petition Date and does not anticipate such interest accrual during the term of the bankruptcy proceedings.

The Company currently employees approximately 2,500 Associates. Management continues to assess the appropriate levels of employment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash balances of approximately $24.5 million as of March 30, 1997. The Company relies on its ability to generate funds from operations and current cash balances to continue its operations during the term of the bankruptcy proceedings as the Company does not have the availability of working capital credit lines. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, capital expenditure requirements and obligations under its capital leases that are anticipated to be paid during the term of the bankruptcy proceedings. The Company generated cash from operating activities of approximately $3.5 million during the quarter ended March 30, 1997.

On April 29, 1997, the Company received notice from Nasdaq that its appeal for continued listing on the Nasdaq National Market System had been denied. Nasdaq cited the fact that the Company was in the early stages of the bankruptcy proceedings and the uncertainty of the results of such proceedings as reasons for denying the Company's appeal. Subsequently, the Company's common stock began trading on the over the counter bulletin board.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). See the Companys annual report on form 10K for the fiscal year ended 1996 for certain other factors that could impact future results.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The hearing previously anticipated to be April 25, 1997, relating to the motion to dismiss the Consolidated and Amended Class Action Complaint filed February 14, 1997, occurred on May 6, 1997. The court's ruling on that motion is pending.

The estimation proceeding scheduled for May 5, 1997, regarding plaintiffs claims in the consolidated federal litigation (the Caesar Case) was canceled.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its 14 1/4% interest payment obligation of approximately $14.5 million which was due on November 15, 1996 to holders of the Mortgage Notes. The Company does not anticipate meeting future payment obligations during the term of the bankruptcy proceedings. The total principal and interest accrued as of March 30, 1997, was approximately $223.6 million. Interest has not been accrued since the Petition Date.

The Company is also in default on its capital lease obligations due to its inability to meet certain financial covenants. The Company anticipates it will continue payment on this obligation during the term of the bankruptcy proceedings. The Company was current on this payment obligation as of March 30, 1997. The balance of principal and accrued interest as of March 30, 1997, was $26.4 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                27 Financial Data Schedule

        (b) Reports on Form 8-K. The Company filed two Reports on Form 8-K during the fiscal quarter ended March 30, 1997.

                Date Filed              Items Listed
                --------------          ------------

                January 7, 1997              5,7
                January 28, 1997              3

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          STRATOSPHERE CORPORATION


Date:   May 14, 1997                      By:  /s/ Richard J. Schuetz
                                               ----------------------------
                                          Name: Richard J. Schuetz
                                                ---------------------------
                                          Title:  President & CEO
                                                 --------------------------

                                          By: /s/ Thomas A. Lettero
                                              -----------------------------
                                          Name: Thomas A. Lettero
                                                ---------------------------
                                          Title:  Chief Financial Officer
                                                 --------------------------

                                 EXHIBIT INDEX
                            STRATOSPHERE CORPORATION



Exhibit
  No.
-------
  27      Financial Data Schedule