Form 10-Q
period 1997-06-29
STRATOSPHERE CORP
filed 1997-08-12
CIK 897743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------   ------


                          COMMISSION FILE NO. 1-12030


                            STRATOSPHERE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   88-0292318
                  --------                                   ----------
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

     2000 LAS VEGAS BOULEVARD SOUTH
           LAS VEGAS, NEVADA                                    89104
           -----------------                                    -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (702) 382-4446
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X      NO
                                    ---        ---


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 58,393,105 AS OF AUGUST 8, 1997.

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                   FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 29, 1997 AND DECEMBER 29, 1996             3
         (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         JUNE 29, 1997 AND JUNE 30, 1996 (UNAUDITED)                                              4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
         JUNE 29, 1997 AND JUNE 30, 1996 (UNAUDITED)                                              5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
         JUNE 29, 1997 AND JUNE 30, 1996 (UNAUDITED)                                            6-7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                  8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                12-14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                       15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                         15

ITEM 5.  OTHER INFORMATION                                                                       15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     15-16

CONDENSED CONSOLIDATED                                                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS                                                                  (DEBTORS-IN-POSSESSION)
-------------------------------------------------------------------------------------------------------------
                                                                              JUNE 29,       DECEMBER 29,
                                                                               1997             1996
                                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                         $   21,273,961   $   22,558,804
     Cash and cash equivalents-restricted                                   2,737,250        2,678,344
     Securities available for sale                                                -0-        2,000,905
     Accounts receivable                                                    3,185,052        4,575,490
     Other current assets                                                   6,820,783        6,127,325
------------------------------------------------------------------------------------------------------
Total Current Assets                                                       34,017,046       37,940,868
------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                               127,610,775      130,000,000
------------------------------------------------------------------------------------------------------
Other Assets:
     Deferred financing costs-net                                             780,235       12,339,097
     Related party receivable-net                                             800,000          800,000
------------------------------------------------------------------------------------------------------
Total Other Assets                                                          1,580,235       13,139,097
------------------------------------------------------------------------------------------------------
TOTAL Assets                                                           $  163,208,056   $  181,079,965
======================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable-trade                                            $      921,889   $    1,250,786
     Accounts payable-construction                                                 --          858,665
     Current installments of long-term debt                                       702          429,103
     Current installments of capital lease obligations                             --        8,684,360
     Accrued interest                                                         359,489       18,644,462
     Accrued payroll and related expenses                                   4,385,549        5,005,047
     Affiliate payable                                                          6,594        1,878,717
     Other accrued expenses                                                 6,653,893        9,231,792
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  12,328,116       45,982,932
------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
     Long-Term debt-less current installments                                      --      203,000,000
     Capital lease obligations-less current installments                           --       19,539,815
     Note payable to affiliate                                                     --       50,000,000
------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                        --      272,539,815
------------------------------------------------------------------------------------------------------
Liabilities Subject to Compromise                                         305,887,844               --
------------------------------------------------------------------------------------------------------
Total Liabilities                                                         318,215,960      318,522,747
------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Deficit:
     Preferred stock, $.01 par value; authorized 10,000,000 shares;
       no shares issued and outstanding
     Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 58,393,105 at
       June 29, 1997 and December 30, 1996                                    583,931          583,931
     Additional paid-in-capital                                           218,786,069      218,787,643
     Accumulated deficit                                                 (374,377,904)    (356,814,356)
------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                              (155,007,904)    (137,442,782)
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $  163,208,056   $  181,079,965
======================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                               STRATOSPHERE CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS                                                                     (DEBTORS-IN-POSSESSION)

THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996   (UNAUDITED)                                 1997               1996
------------------------------------------------------------------------------------------------------------------------
REVENUES:
      Casino                                                                            $  15,844,639     $   12,310,040
      Hotel                                                                                 6,079,461          5,005,218
      Food and beverage                                                                     8,342,389          7,235,360
      Tower, retail and other income                                                        7,797,665          7,221,066
------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                             38,064,154         31,771,684
      Less:  Promotional allowances                                                         3,738,586          1,882,982
NET REVENUES                                                                               34,325,568         29,888,702
------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
------------------------------------------------------------------------------------------------------------------------
      Casino                                                                                7,270,383          5,992,036
      Hotel                                                                                 2,252,954          2,120,199
      Food and beverage                                                                     6,822,978          5,504,968
      Other operating expen                                                                 2,861,722          2,347,734
      Depreciation and amor                                                                 1,768,501          2,250,614
      Pre-opening costs amortization                                                               --          7,652,258
      Selling, general and administrative                                                  13,812,400         11,776,922
------------------------------------------------------------------------------------------------------------------------
                                       Total Costs and Expenses                            34,788,938         37,644,731
------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                         (463,370)        (7,756,029)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest income                                                                              --            934,357
      Interest expense (Contractual Interest Estimated at $ 4,514,217)                       (640,644)        (4,361,515)
------------------------------------------------------------------------------------------------------------------------
                                       Total Other Expense, net                              (640,644)        (3,427,158)
------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                          (1,104,014)       (11,183,187)
------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                      (1,253,864)                --

LOSS BEFORE INCOME TAXES                                                                   (2,357,878)       (11,183,187)
------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                         --            (78,807)
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                $  (2,357,878)    $  (11,104,380)
========================================================================================================================

LOSS PER COMMON SHARE                                                                   $       (0.04)    $        (0.19)
========================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                 58,393,105         58,332,097
========================================================================================================================

See notes to  condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                               STRATOSPHERE CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS                                                                     (DEBTORS-IN-POSSESSION)

THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996   (UNAUDITED)                                 1997               1996
------------------------------------------------------------------------------------------------------------------------
REVENUES:
      Casino                                                                            $  33,247,625     $   12,310,040
      Hotel                                                                                12,509,635          5,005,218
      Food and beverage                                                                    17,045,682          7,235,360
      Tower, retail and other income                                                       15,100,706          7,229,943
------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                             77,903,648         31,780,561
      Less:  Promotional allowances                                                         6,675,350          1,882,982
------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                               71,228,298         29,897,579
------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
------------------------------------------------------------------------------------------------------------------------
      Casino                                                                               14,722,314          5,992,036
      Hotel                                                                                 4,631,192          2,120,199
      Food and beverage                                                                    13,633,790          5,504,968
      Other operating expen                                                                 5,674,538          2,347,734
      Depreciation and amor                                                                 3,795,345          2,489,017
      Pre-opening costs amortization                                                                0          7,652,258
      Selling, general and administrative                                                  28,690,241         11,814,608
------------------------------------------------------------------------------------------------------------------------
                                       Total Costs and Expenses                            71,147,420         37,920,820
------------------------------------------------------------------------------------------------------------------------

LOSS (LOSS) FROM OPERATIONS                                                                    80,878         (8,023,241)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest income                                                                          47,674          3,301,999
      Interest expense (Contractual Interest Estimated at $14,610,975)                     (4,342,844)        (4,467,159)
      Loss on sale of assets                                                                   (1,190)                --
------------------------------------------------------------------------------------------------------------------------
                                       Total Other Expense, net                            (4,296,360)        (1,165,160)
------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                          (4,215,482)        (9,188,401)
------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                     (13,348,068)                --

LOSS BEFORE INCOME TAXES                                                                  (17,563,550)        (9,188,401)
------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                         --                 --
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                $ (17,563,550)    $   (9,188,401)
========================================================================================================================

LOSS PER COMMON SHARE                                                                   $       (0.30)    $        (0.16)
========================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                 58,393,105         57,875,097
========================================================================================================================

See notes to  condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                                                       (DEBTORS-IN-POSSESSION)
-------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996   (UNAUDITED)                                          1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
      Net loss                                                                               $    (17,563,550)   $   (9,188,401)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
            Depreciation and amortization                                                           4,149,725         2,908,855
            Amortization of pre-opening costs                                                              --         7,652,258
            Reorganization Items :
               Write-off of debt issuance costs                                                    11,210,108                --
               Professional Fees                                                                    2,500,000                --
               Interest Earned on Accumulated Cash During
                   Chapter 11 Proceedings                                                            (362,040)               --
            Provision for doubtful accounts                                                           589,219                --
            Loss on sale or disposal of assets                                                          1,190                --
            Changes in operating assets and liabilities:
               Accounts receivable                                                                    969,917        (2,716,677)
               Other current assets                                                                  (693,458)      (23,612,444)
               Accounts payable - trade   (pre-petition)                                              449,551                --
               Accounts payable - trade   (post-petition)                                            (315,478)        3,128,869
               Other accrued expenses (pre-petition)                                               (2,609,857)               --
               Other accrued expenses (post-petition)                                               4,403,669         6,584,658
                                                                                             ----------------------------------
      Net Cash Provided by (Used in) Operating Activities
             Before Reorganization Items                                                            2,728,996       (15,242,882)
                                                                                             ----------------------------------
      Reorganization Items
             Professional fees                                                                             --                --
             Interest Earned on Accumulated Cash During
                 Chapter 11 Proceedings                                                               362,040                --
                                                                                             ----------------------------------
             Net Cash Provided by Reorganization Items                                                362,040                --
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 3,091,036       (15,242,882)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Change in cash and cash equivalents-restricted                                                  (60,480)      104,079,491
      Change  in securities available for sale                                                      2,000,905        (3,750,510)
      Payments for property and equipment                                                          (1,410,113)     (184,637,079)
      Change in construction payables                                                                (544,133)      (12,947,178)
      Increase in related party receivable and other                                                 (168,698)               --
      Cash proceeds from sale of property and equipment                                                 3,427                --
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (179,092)      (97,255,276)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock-net                                                           --         1,296,446
      Costs of secondary stock offering                                                                    --          (242,243)
      Debt issuance and deferred financing costs                                                       (6,250)               --
      Proceeds from issuance of long-term debt and capital lease obligations                               --        38,670,375
      Payments on long-term debt                                                                     (428,400)               --
      Payments on capital lease obligations subject to compromise                                  (4,342,180)
      Increase in affiliate payable                                                                   580,043         1,839,770
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                (4,196,787)       41,564,348
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               (1,284,843)      (70,933,810)
Cash and cash equivalents - beginning of period                                                    22,558,804        92,595,770
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $     21,273,961    $   21,661,960
===============================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                                                  STRATOSPHERE CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS                                                        (DEBTORS-IN-POSSESSION)
-----------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996   (UNAUDITED)                             1997              1996
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest-net of capitalized interest                                          $  1,147,186    $  3,255,453
       Income taxes                                                                  $         --    $         --

Non-Cash Investing and Financing Activities:
       Issuance of common stock in purchase of land                                  $         --    $ 18,204,760


See notes to  condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED       STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS (UNAUDITED)               (DEBTORS-IN-POSSESSION )

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

In addition, as a result of the restructuring (see Note 2), the Company has implemented the guidance provided by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" in the preparation of the accompanying June 29, 1997, Condensed Consolidated Financial Statements.

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

Inventories

Inventories consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories totaled $2.9 million and $3.3 million as of June 29, 1997, and December 29, 1996, respectively.

Reclassifications

Certain amounts in the 1996 Condensed Consolidated Financial Statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

(2)  RESTRUCTURING

In connection with the bankruptcy petitions filed by the Debtors an Amended and Restated Reorganization Agreement was entered into with Grand Casinos, Inc. and an Amended Plan of Reorganization was filed on June 20, 1997. Information relating to the Amended and Restated Reorganization Agreement and Amended Plan of Reorganization is included in the Form 8-K filed on June 25, 1997.

On July 15, 1997, the Company received a proposal and entered into negotiations with High River Limited Partnership and American Real Estate Partners, L.P. with respect to a restructuring plan. The Company's Board of Directors (acting through its independent directors) has preliminarily determined that such proposal is more favorable than the previous proposal made by Grand Casinos, Inc. If the current negotiations with High River and American Real Estate Partners are successful and the resulting reorganization plan is confirmed by the Bankruptcy Court and implemented, the Company's noteholders would have the option to make an additional investment in Stratosphere and would own all of the equity of the Company. High River and American Real Estate Partners have advised Stratosphere that they collectively own $94 million principal amount of the $203 million outstanding Stratosphere First Mortgage Notes and are prepared to enter into a standby commitment to guarantee the availability of the additional investment.

Under the High River Limited Partnership/American Real Estate Partners, L.P. (as under the proposal made by Grand Casinos, Inc.) the existing common stock of the Company would be cancelled and would have no value.

The Company plans to expense future restructuring costs as incurred. Accrued professional fees since the Petition Date totaled $2.5 million of which approximately $1.3 million (fees through April 30, 1997) has been approved for payment by the Bankruptcy Court. The Company incurred approximately $450,000 of professional fees during January 1997 prior to the Petition Date resulting in total professional fees during the six months ended June 29, 1997, of approximately $3.0 million or $0.05 per common share. Estimated professional fees for the second quarter were $1.5 million or $0.03 per common share. All professional fees require approval by the Bankruptcy Court prior to the Company making payment.

The Company expensed unamortized deferred debt issuance costs as of the Petition Date. The total write-off included in "Reorganization Items" on the Condensed Consolidated Statements of Operations for the six months ended June 29, 1997, was $11.2 million or $0.19 per common share. Prior to the Petition Date, deferred debt issuance costs were amortized over the term of the 14 1/4% First Mortgage Notes and included in interest expense. There was no write down of unamortized debt issuance costs during the second quarter.

Under Chapter 11 Reorganization, actions to enforce claims against the Debtors or Debtors' property are stayed pending further order of the Bankruptcy Court if those claims arose, or are based on events that occurred, on or before the Petition Date, and such claims can not be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise included in the accompanying consolidated condensed balance sheets represent the Company's estimate of the Debtors' pre-petition liabilities which are subject to compromise (see Note 3).

(3)  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under reorganization proceedings consist of the following as of June 29, 1997 (In Thousands):


Accounts Payable Trade                                          $     463
Accrued Payroll and Related Expenses                                  478
Affiliate Payable                                                   2,452
Other Accrued Expenses                                              5,038
Capital Lease Obligations                                          23,882

14 1/4% First Mortgage Notes - Including accrued interest through 1/27/97      223,575
Note Payable to Affiliate                                                       50,000
                                                                               -------

Total Liabilities Subject to Compromise                                       $305,888
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

On July 17, 1997, the Company reduced its Capital Lease obligations by an additional $1.6 million. The funds were generated by the sale of 410 warehoused slot machines which were not needed to conduct the Company's operations. The net sales proceeds were applied to future principal payments on a pro rata basis pursuant to the terms of the lease agreement.

(4)  REORGANIZATION ITEMS

Reorganization items consisted of the following for the six month period ended June 29, 1997 (In Thousands):


  Write-off of Debt Issuance Costs                                      $11,210
  Professional Fees                                                       2,500
  Interest Earned on Accumulated Cash During Chapter 11 Proceedings        (362)
                                                                        -------

  Net Reorganization Items                                              $13,348
                                                                        =======


Cash interest earned since the Petition Date was $375,795.

(5)  COMMITMENTS

On July 30, 1997, the Bankruptcy Court approved management retention agreements (Retention Agreements) for eleven of the Company's executives. The executives are divided into two groups for purposes of computing retention compensation pursuant to the Retention Agreements. Group one consists of nine individuals which will receive additional monthly retention compensation of 5% of their annual salary effective May 1, 1997. The first three months of retention compensation is placed in escrow for the executive and is payable on the earlier of (i) an involuntary termination and, (ii) ninety days after a sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. After the initial three month period, the amount of continuing retention compensation is accrued monthly and paid quarterly until the earlier of the termination of the executive, the sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. In addition, the executive is entitled to receive three months base salary upon an involuntary termination or if the executive's title or job responsibilities are substantially diminished upon conclusion of a change in ownership.

The group two executives (two individuals) will have an amount equal to 75% of their annual compensation placed in escrow as additional compensation payable on the earlier of (i) an involuntary termination and, (ii) ninety days after a sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. An amount equal to an additional 25% of their annual compensation will be paid if a plan of reorganization is confirmed prior to March 1, 1998. Consistent with group one, the executives are not entitled to the compensation upon a voluntary termination.

The Company will reflect the costs associated with the Retention Agreements in its consolidated financial statements beginning July 30, 1997, at which time the Company believes the benefits of such agreements began to be realized.

(6)  CONTINGENCIES

On July 25, 1997, the U.S. District Court for the District of Nevada ("District Court") has amended its May 21, 1997, order dismissing a purported class action lawsuit brought by shareholders of the Company against various defendants including Stratosphere Corporation and certain officers and directors of the Company. The May 21, 1997, order included the District Court's findings that the plaintiffs' complaint failed to specifically allege facts supporting claims made by the plaintiffs' in connection with certain documents issued and certain public statements made by the Company.

After the District Court dismissed the plaintiffs' complaint, the plaintiffs asked the District Court to reconsider its dismissal order. By order dated July 18, 1997, the District Court amended its dismissal order to provide the plaintiffs with the opportunity to submit an amended complaint. The plaintiffs have until August 22, 1997, to file an amended complaint with the District Court. The defendants named in the amended complaint will then be required to respond to the amended complaint.

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

In connection with the bankruptcy petitions filed by the Debtors an Amended and Restated Reorganization Agreement was entered into with Grand Casinos, Inc. and an Amended Plan of Reorganization was filed on June 20, 1997. Information relating to the Amended and Restated Reorganization Agreement and Amended Plan of Reorganization are included in a Form 8-K filing on June 25, 1997.

On July 15, 1997, the Company received a proposal and entered into negotiations with High River Limited Partnership and American Real Estate Partners, L.P. with respect to a restructuring plan. The Company's Board of Directors (acting through its independent directors) has preliminarily determined that such proposal is more favorable than the previous proposal made by Grand Casinos, Inc. If the current negotiations with High River and American Real Estate Partners are successful and the resulting reorganization plan is confirmed by the Bankruptcy Court and implemented, Stratosphere's noteholders would make an additional investment in Stratosphere and would own all of the equity of the Company. High River and American Real Estate Partners have advised Stratosphere that they collectively own $94 million principal amount of the $203 million outstanding Stratosphere First Mortgage Notes and are prepared to enter into a standby commitment to guarantee the availability of the additional investment.

Under the High River Limited Partnership/American Real Estate Partners, L.P. (as under the proposal made by Grand Casinos, Inc.) the existing common stock of the Company would be cancelled and would have no value.

Due to the short operating period during fiscal year 1996 (62 days), historical result comparisons have been omitted from the following discussion regarding the results of operations as such information would not be indicative of future trends.

RESULTS OF OPERATIONS

Three Months Ended June 29, 1997

The Company produced gross revenues of $38.1 million during the second quarter of 1997. Casino revenue represented 42% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 20%. The net loss for the quarter was $2.4 million or $0.04 per common share.

The Company experienced hotel occupancy of 91% at an average daily rate of $51 for the quarter. Tower visitation totaled 743,917 for the period inclusive of guests dining at the Top of The World revolving restaurant.

Six Months Ended June 29, 1997

The Company produced gross revenues of $77.9 million during the six months ended June 29, 1997. Casino revenue represented 43% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 19%. The net loss for the six months ended June 29, 1997, was $17.6 million or $0.30 per common share.

The Company experienced hotel occupancy of 89% at an average daily rate of $53 for the period. Tower visitation totaled 1,428,984 for the period inclusive of guests dining at the Top of The World revolving restaurant.

Other Factors Affecting Earnings

The Company has incorporated the requirements of Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code." Accordingly, the Company has reflected professional fees accrued since the Petition Date in the separate category "Reorganization Items" in the accompanying Condensed Consolidated Statements of Operations. Professional fees incurred since the Petition Date totaled $2.5 million. When combined with professional fees related to the restructuring efforts undertaken prior to the Petition Date, which are included as selling, general and administrative expenses, the total is approximately $2.95 million or $0.05 per common share. The Company plans to expense such costs as incurred during the term of the bankruptcy proceedings. All professional fees related to the restructuring, since the Petition Date, must be approved by the Bankruptcy Court prior to payment. Professional fees totaled $1.5 million or $0.03 per common share during the second quarter. Approximately $1.3 million of professional fees were approved for payment by the Bankruptcy Court on June 24, 1997.

The Company expensed unamortized deferred debt issuance costs as of the Petition Date. The total write-off included in "Reorganization Items" on the Condensed Consolidated Statements of Operations for the six month period ended June 29, 1997 was $11.2 million or $0.19 per common share. Prior to the Petition Date, deferred debt issuance costs were amortized over the life of the 14 1/4% First Mortgage Notes and included in interest expense.

Interest expense was approximately $.6 million for the quarter and $4.3 million for the six months ended June 29, 1997. The Company ceased accruing interest on the 14 1/4% First Mortgage Notes and the note payable to affiliate as of the Petition Date.

The Company currently employs approximately 2,175 full-time equivalents. Management continues to assess the appropriate staffing levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash balances of approximately $21.3 million as of June 29, 1997. The Company relies on its ability to generate funds from operations and current cash balances to continue its operations during the term of the bankruptcy proceedings as the Company does not have the availability of working capital credit lines. The Company generated cash from operating activities of approximately $3.1 million during the six months ended June 29, 1997. The Company's operations used approximately $0.4 million during the second quarter.

On July 17, 1997, the Company reduced its Capital Lease obligations by an additional $1.6 million. The funds were generated by the sale of 410 warehoused slot machines which were not needed to conduct the Company's operations. The amount of payment was applied to principal on a pro rata basis pursuant to the terms of the lease agreement.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, future construction costs and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). See the Company's Annual Report on Form 10-K for the fiscal year ended 1996 for certain other factors that could impact future results.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 25, 1997, the U.S. District Court for the District of Nevada ("District Court") has amended its May 21, 1997, order dismissing a purported class action lawsuit brought by shareholders of the Company against various defendants including Stratosphere Corporation and certain officers and directors of the Company. The May 21, 1997, order included the District Court's findings that the plaintiffs' complaint failed to specifically allege facts supporting claims made by the plaintiffs' in connection with certain documents issued and certain public statements made by the Company.

After the District Court dismissed the plaintiffs' complaint, the plaintiffs asked the District Court to reconsider its dismissal order. By order dated July 18, 1997, the District Court amended its dismissal order to provide the plaintiffs with the opportunity to submit an amended complaint. The plaintiffs have until August 22, 1997, to file an amended complaint with the District Court. The defendants named in the amended complaint will then be required to respond to the amended complaint.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its 14 1/4% interest payment obligation of approximately $14.5 million which was due on November 15, 1996, to holders of the Mortgage Notes. The Company does not anticipate meeting future payment obligations during the term of the bankruptcy proceedings. The total principal and interest accrued as of June 29, 1997, was approximately $223.6 million. Interest has not been accrued since the Petition Date.

The Company is also in default on its capital lease obligations due to its inability to meet certain financial covenants. The Company anticipates it will continue payment on this obligation during the term of the bankruptcy proceedings. The Company was current on this payment obligation as of June 29, 1997. The balance of principal and accrued interest as of June 29, 1997, was $23.9 million.

ITEM 5.  OTHER INFORMATION

On July 25, 1997, Richard Schuetz, President and Chief Executive Officer of the Company, resigned as a director and officer of the Company. Mr. Schuetz agreed to stay in his position for a period up to thirty days to assist the Board of Directors in the development of a succession plan. Mr. Schuetz's final day served with the Company was July 31, 1997.

On July 31, 1997, Lyle Berman, Stanley Taube and Neil Sell resigned from the Company's Board of Directors. Each resigning director was also a director of Grand Casinos, Inc. Subsequently, on the same date the Board of Directors appointed Thomas A. Lettero and Thomas Hantges as directors of the Company. Mr. Lettero has served as the Company's Chief Financial Officer since December 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              27 Financial Data Schedule

         (b)  Reports on Form 8-K.

              The Company filed one report on Form 8-K during the fiscal quarter ended June 29, 1997.

              Date Filed        Items Listed

              June 25, 1997         5, 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        STRATOSPHERE CORPORATION


Date:   August 8, 1997          By: /s/ Thomas A. Lettero
                                    ------------------------------------
                                         Name: Thomas A. Lettero
                                               -------------------------
                                         Title:  Chief Financial Officer
                                                 -----------------------

                                 EXHIBIT INDEX
                            STRATOSPHERE CORPORATION



Exhibit
  No.
-------
  27      Financial Data Schedule