Form 10-Q
period 1997-09-28
STRATOSPHERE CORP
filed 1997-11-12
CIK 897743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


                          COMMISSION FILE NO. 1-12030


                            STRATOSPHERE CORPORATION
                            ------------------------
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

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 58,393,105 AS OF NOVEMBER 7, 1997.

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                   FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 28, 1997 AND DECEMBER 29, 1996  3
        (UNAUDITED)

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
        SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 (UNAUDITED)                              4

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
        SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 (UNAUDITED)                              5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 28,  1997 AND SEPTEMBER 29, 1996 (UNAUDITED)                             6-7

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                               8-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                              11-14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                    15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   15


CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEET                                            (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

                                                          SEPTEMBER 28,      DECEMBER 29,
                                                              1997               1996
                                                           (UNAUDITED)
-----------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $19,134,503      $22,558,804
   Cash and cash equivalents-restricted                        3,244,486        2,678,344
   Securities available for sale                                       -        2,000,905
   Accounts receivable, net                                    2,984,007        4,575,490
   Other current assets                                        5,841,689        6,127,325
-----------------------------------------------------------------------------------------
Total Current Assets                                          31,204,685       37,940,868
-----------------------------------------------------------------------------------------
Property and Equipment, Net                                  123,859,676      130,000,000
-----------------------------------------------------------------------------------------
Other Assets:
   Deferred financing costs-net                                  676,925       12,339,097
   Related party receivable-net                                  800,000          800,000
-----------------------------------------------------------------------------------------
Total Other Assets                                             1,476,925       13,139,097
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                $156,541,286     $181,079,965
=========================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable-trade                                     $1,266,698       $1,250,786
   Accounts payable-construction                                       -          858,665
   Current installments of long-term debt                            702          429,103
   Current installments of capital lease obligations                   -        8,684,360
   Accrued interest                                              301,255       18,644,462
   Accrued payroll and related expenses                        3,844,817        5,005,047
   Affiliate payable                                                   -        1,878,717
   Other accrued expenses                                      6,866,609        9,231,792
-----------------------------------------------------------------------------------------
Total Current Liabilities                                     12,280,081       45,982,932
-----------------------------------------------------------------------------------------
Long-Term Liabilities:
   Long-Term debt-less current installments                            -      203,000,000
   Capital lease obligations-less current installments                 -       19,539,815
   Note payable to affiliate                                           -       50,000,000
-----------------------------------------------------------------------------------------
Total Long-Term Liabilities                                            -      272,539,815
-----------------------------------------------------------------------------------------
Liabilities Subject to Compromise                            301,395,519                -
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            313,675,600      318,522,747
-----------------------------------------------------------------------------------------
Commitments and Contingencies

Shareholders' Deficit:
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
     no shares issued and outstanding
   Common stock, $.01 par value; authorized 100,000,000 shares;
     issued and outstanding 58,393,105 at
     September 28, 1997 and December 29, 1996                    583,931          583,931
   Additional paid-in-capital                                218,546,069      218,787,643
   Accumulated deficit                                      (376,264,314)    (356,814,356)
-----------------------------------------------------------------------------------------
Total Shareholders' Deficit                                 (157,134,315)    (137,442,782)
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $156,541,286     $181,079,965
=========================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                 (DEBTORS-IN-POSSESSION)

THREE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 (UNAUDITED)  1997              1996
--------------------------------------------------------------------------------------------------
REVENUES:
    Casino                                                           $14,900,562      $ 14,259,954
    Hotel                                                              5,393,756         7,031,268
    Food and beverage                                                  8,004,569         9,815,438
    Tower, retail and other income                                     8,186,223         9,115,553
--------------------------------------------------------------------------------------------------
Gross Revenues                                                        36,485,110        40,222,213
    Less:  Promotional allowances                                      3,416,804         4,903,269
--------------------------------------------------------------------------------------------------
NET REVENUES                                                          33,068,306        35,318,944
--------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Casino                                                             6,716,606         7,512,100
    Hotel                                                              1,888,828         2,627,149
    Food and beverage                                                  6,094,671         8,970,014
    Other operating expenses                                           3,154,912         3,994,785
    Depreciation and amortization                                      2,106,084         3,230,179
    Pre-opening costs amortization                                             -        12,234,201
    Selling, general and administrative                               12,678,539        16,284,130
--------------------------------------------------------------------------------------------------
                         Total Costs and Expenses                     32,639,640        54,852,558
--------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                            428,666       (19,533,614)
--------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                                            -           363,176
    Interest expense (Contractual Interest Estimated at $10,718,437)    (642,938)       (6,855,271)
    Gain on sale of assets                                                15,376                 -
--------------------------------------------------------------------------------------------------
                         Total Other Expense, net                       (627,562)       (6,492,095)
--------------------------------------------------------------------------------------------------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                       (198,896)      (26,025,709)
--------------------------------------------------------------------------------------------------
REORGANIZATION ITEMS:                                                 (1,687,512)                -

LOSS BEFORE INCOME TAXES                                              (1,886,408)      (26,025,709)
--------------------------------------------------------------------------------------------------
Provision for Income Taxes                                                     -                 -
--------------------------------------------------------------------------------------------------
NET LOSS                                                             $(1,886,408)     $(26,025,709)
==================================================================================================
LOSS PER COMMON SHARE                                                $     (0.03)     $      (0.45)
==================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            58,393,105        58,393,105
==================================================================================================

See notes to  condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                 (DEBTORS-IN-POSSESSION)

NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996 (UANAUDITED)    1997              1996
--------------------------------------------------------------------------------------------------
REVENUES:
    Casino                                                           $48,148,187       $26,569,994
    Hotel                                                             17,903,391        12,036,486
    Food and beverage                                                 25,050,251        17,050,798
    Tower, retail and other income                                    23,286,929        16,345,496
--------------------------------------------------------------------------------------------------
Gross Revenues                                                       114,388,758        72,002,774
    Less:  Promotional allowances                                     10,092,154         6,786,251
--------------------------------------------------------------------------------------------------
NET REVENUES                                                         104,296,604        65,216,523
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Casino                                                            21,438,920        13,504,136
    Hotel                                                              6,520,020         4,747,348
    Food and beverage                                                 19,728,461        14,474,982
    Other operating expenses                                           8,829,450         6,342,519
    Depreciation and amortization                                      5,901,429         5,719,196
    Pre-opening costs amortization                                            -         19,886,459
    Selling, general and administrative                               41,368,780        28,098,738
--------------------------------------------------------------------------------------------------
                         Total Costs and Expenses                    103,787,060        92,773,378
--------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                            509,544       (27,556,855)
--------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                                       47,674         3,665,175
    Interest expense (Contractual Interest Estimated at $31,169,267)  (4,985,782)      (11,322,430)
    Gain on sale of assets                                                14,186                -
--------------------------------------------------------------------------------------------------
                         Total Other Expense, net                     (4,923,922)       (7,657,255)
--------------------------------------------------------------------------------------------------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                     (4,414,378)      (35,214,110)
--------------------------------------------------------------------------------------------------
REORGANIZATION ITEMS:                                                (15,035,580)               -

LOSS BEFORE INCOME TAXES                                             (19,449,958)      (35,214,110)
--------------------------------------------------------------------------------------------------
Provision for Income Taxes                                                    -                -
--------------------------------------------------------------------------------------------------
NET LOSS                                                            $(19,449,958)     $(35,214,110)
==================================================================================================
LOSS PER COMMON SHARE                                               $      (0.33)     $      (0.61)
==================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            58,393,105        58,047,766
==================================================================================================

See notes to  condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOW                                  (DEBTORS-IN-POSSESSION)

-----------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996   (UNAUDITED)                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $(19,449,958)  $ (35,214,110)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                   6,359,117       7,009,427
        Amortization of pre-opening costs                                                       -      19,886,459
        Reorganization Items :
             Write-off of debt issuance costs                                          11,210,108               -
             Professional Fees                                                          4,000,000               -
             Management Retention Expense                                                 421,000               -
             Interest Earned on Accumulated Cash During
                  Chapter 11 Proceedings                                                 (595,528)              -
        Provision for doubtful accounts                                                   408,670               -
        (Gain) loss on sale or disposal of assets                                         (14,186)        307,520
        Changes in operating assets and liabilities:
             Accounts receivable                                                        1,351,511               -
             Other current assets                                                         285,636     (27,944,438)
             Accounts payable - trade   (pre-petition)                                    331,397               -
             Accounts payable - trade   (post-petition)                                    29,331       2,581,797
             Other accrued expenses (pre-petition)                                     (3,220,768)              -
             Other accrued expenses (post-petition)                                     3,337,916      15,779,382
-----------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Operating Activities
        Before Reorganization Items                                                     4,454,246     (17,593,963)
-----------------------------------------------------------------------------------------------------------------
    Increases (decreases) to Cash Resulting from Reorganization Items:
        Professional fees paid                                                         (1,241,498)              -
        Interest Earned on Accumulated Cash During
             Chapter 11 Proceedings                                                       595,528               -
-----------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Reorganization Items                                        (645,970)              -
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     3,808,276     (17,593,963)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in cash and cash equivalents-restricted                                       (807,716)     95,162,455
    Change  in securities available for sale                                            2,000,905       3,144,410
    Payments for property and equipment                                                (1,332,121)   (226,024,500)
    Change in construction payables                                                      (544,133)              -
    Increase in related party receivable and other                                       (168,698)              -
    Cash proceeds from sale of property and equipment                                   1,585,827               -
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     734,064    (127,717,635)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock-net                                                  -       1,296,446
    Costs of secondary stock offering                                                           -        (248,046)
    Debt issuance and deferred financing costs                                             (6,250)       (728,684)
    Proceeds from issuance of long-term debt and capital lease obligations                      -      38,670,375
    Payments on long-term debt                                                           (428,401)     (2,870,375)
    Payments on capital lease obligations subject to compromise                        (8,095,670)
    Increase in affiliate payable                                                         563,680       4,967,908
    Proceeds from the issuance of debt to affiliate                                             -      50,000,000
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (7,966,641)     91,087,624
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (3,424,301)    (54,223,974)
Cash and cash equivalents - beginning of period                                        22,558,804      92,595,770
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $ 19,134,503   $  38,371,796
=================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                 (DEBTORS-IN-POSSESSION)

NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996   (UNAUDITED)                        1997               1996
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest-net of capitalized interest                                                     $ 1,661,911         $ 7,001,580
    Income taxes                                                                             $         -         $        -

Non-Cash Investing and Financing Activities:
    Increase (decrease) in land and improvements and construction in progress
         included in long-term debt and accounts payable construction                        $         -         $ 2,570,905
    Issuance of common stock in purchase of land                                             $         -         $18,204,760


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

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Debtors. Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision. The Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. These Condensed Consolidated Financial Statements do not include any adjustments that might result if the Company is unable to successfully emerge from bankruptcy.

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

In addition, as a result of the restructuring (see Note 2), the Company has implemented the guidance provided by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" in the preparation of the accompanying September 28, 1997, Condensed Consolidated Financial Statements.

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

Inventories

Inventories consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories totaled $2.8 million and $3.3 million as of September 28, 1997, and December 29, 1996, respectively.

Reclassifications

Certain amounts in the 1996 Condensed Consolidated Financial Statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

(2)  RESTRUCTURING

On October 9, 1997, Grand Casinos, Inc. notified the Company that it has no present intention to participate in any plan of reorganization. The Company continued negotiations with High River Limited Partnership, American Real Estate Partners, L.P. and Grace Brothers Limited with respect to finalization of a consensual restructuring plan. High River Limited Partnership, American Real Estate Partners, L.P. and Grace Brothers Limited have advised the Company that they collectively own approximately 86% of the original issue of the $203 million outstanding Stratosphere First Mortgage Notes. Negotiations have not resulted in the finalization of a consensual plan of reorganization.

On November 7, 1997, the Company filed a second amended plan of reorganization ("Second Amended Plan") with the Bankruptcy Court. Under the Second Amended Plan, the secured portion of the Company's outstanding First Mortgage Notes would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere, and all currently outstanding common stock of the Company and all other existing equity interests of the Company would be canceled.

The Company expenses reorganization items as incurred (see Note 4). These items include professional fees, management retention compensation, interest income earned and any other costs and expenses deemed to have resulted from reorganization efforts since the Petition Date. All professional fees require approval by the Bankruptcy Court prior to the Company making payment.

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

(3)  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under reorganization proceedings consist of the following as of September 28, 1997 (in thousands):


Accounts Payable Trade                                                                  $    345
Accrued Payroll and Related Expenses                                                          71
Affiliate Payable                                                                          2,442
Other Accrued Expenses                                                                     4,748
Capital Lease Obligations                                                                 20,129
14 1/4% First Mortgage Notes - Including accrued interest through 1/27/97                223,661
Note Payable to Affiliate                                                                 50,000
                                                                                        --------
Total Liabilities Subject to Compromise                                                 $301,396
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

(4)  REORGANIZATION ITEMS

Reorganization items consisted of the following for the nine month period ended September 28, 1997 (in thousands):


  Write-off of Debt Issuance Costs                                    $11,210
  Professional Fees                                                     4,000
  Interest Earned on Accumulated Cash During Chapter 11 Proceedings      (595)
  Management Retention Compensation                                       421
                                                                      -------

  Net Reorganization Items                                            $15,036
                                                                      =======


Cash interest earned since the Petition Date was $609,283.

(5)  COMMITMENTS

On July 30, 1997, the Bankruptcy Court approved management retention agreements ("Retention Agreements") for eleven of the Company's executives. The executives are divided into two groups for purposes of computing retention compensation pursuant to the Retention Agreements. Group one consists of nine individuals who will receive additional monthly retention compensation of 5% of their annual salary effective May 1, 1997. The first three months of retention compensation is placed in escrow for the executive and is payable on the earlier of (i) an involuntary termination and, (ii) ninety days after a sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. After the initial three month period, the amount of continuing retention compensation is accrued monthly and paid quarterly until the earlier of the termination of the executive, the sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. In addition, the executive is entitled to receive three months base salary upon an involuntary termination or if the executive's title or job responsibilities are substantially diminished upon conclusion of a change in ownership.

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

The Company began reflecting the costs associated with the Retention Agreements in its consolidated financial statements beginning July 30, 1997, at which time the Company believes the benefits of such agreements began to be realized.

(6)  CONTINGENCIES

On July 25, 1997, the U.S. District Court for the District of Nevada ("District Court") amended its May 21, 1997 order dismissing a purported class action lawsuit brought by shareholders of the Company against various defendants including Stratosphere Corporation and certain officers and directors of the Company. The May 21, 1997 order included the District Court's findings that the plaintiffs' complaint failed to specifically allege facts supporting claims made by the plaintiffs' in connection with certain documents issued and certain public statements made by the Company.

After the District Court dismissed the plaintiffs' complaint, the plaintiffs asked the District Court to reconsider its dismissal order. By order dated July 18, 1997, the District Court amended its dismissal order to provide the plaintiffs with the opportunity to submit an amended complaint. The plaintiffs filed an amended complaint with the District Court on August 22, 1997. The defendants named in the amended complaint filed a response to such amended complaint on September 30, 1997, and awaits the District Court's findings.

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

On October 9, 1997, Grand Casinos, Inc. notified the Company that it has no present intention to participate in any plan of reorganization. The Company continued negotiations with High River Limited Partnership, American Real Estate Partners, L.P. and Grace Brothers Limited with respect to finalization of a consensual restructuring plan. High River Limited Partnership, American Real Estate Partners, L.P. and Grace Brothers Limited have advised the Company that they collectively own approximately 86% of the original issue of the $203 million outstanding Stratosphere First Mortgage Notes. Negotiations have not resulted in the finalization of a consensual plan of reorganization.

On November 7, 1997, the Company filed a second amended plan of reorganization ("Second Amended Plan") with the Bankruptcy Court. Under the Second Amended Plan, the secured portion of the Company's outstanding First Mortgage Notes would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere and all currently outstanding common stock of the Company and all other existing equity interests of the Company would be canceled.

Due to the short operating period during fiscal year 1996, historical result comparisons have been omitted for the nine month periods ended September 28, 1997, and September 29, 1996, from the following discussion regarding the results of operations as such information would not be indicative of future trends.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997, AND SEPTEMBER 29, 1996

FINANCIAL HIGHLIGHTS



FOR THE THIRD QUARTER ENDED                                       1997      1996
  (Dollars in thousands, except per share and other information)
---------------------------------------------------------------------------------
REVENUES:
  Casino                                                        $14,901   $14,260
  Hotel                                                           5,394     7,031
  Food and beverage                                               8,005     9,815
  Tower, retail and other income                                  8,186     9,116
---------------------------------------------------------------------------------
Gross Revenues                                                   36,485    40,222
  Less:  Promotional allowances                                   3,417     4,903
---------------------------------------------------------------------------------
NET REVENUES                                                     33,068    35,319
---------------------------------------------------------------------------------


FOR THE THIRD QUARTER ENDED                                        1997      1996
  (Dollars in thousands, except per share and other information)
---------------------------------------------------------------------------------
Earnings (Loss) Before Interest, Taxes, Depreciation,
  Amortization, Pre-opening Expenses and Reorganization Items     2,535    (4,070)
---------------------------------------------------------------------------------
Net Loss                                                         (1,886)  (26,025)
Loss per Common Share                                             (0.03)    (0.45)
---------------------------------------------------------------------------------
Other Information:
  Tower visitation (including Top of The World Dining)          698,179    881,861
  Hotel occupancy percentage                                      89.58%     86.98%
  Average rate per guest room                                     45.57      62.09
----------------------------------------------------------------------------------

The Company reported a 1997 third quarter net loss of $1.9 million or $0.03 per common share as compared to the 1996 third quarter net loss before the amortization of pre-opening costs of $13.8 million or $0.24 per common share.

Revenues

Despite the increased competition experienced with the opening of the Monte Carlo and New York New York mega resorts, casino revenue increased approximately 4.5% from $14.3 million for the 1996 third quarter to $14.9 million for the 1997 third quarter.

Hotel revenues declined approximately 23% due to a decrease in the average daily guest room rate from $62.09 for the 1996 third quarter to $45.57 for the 1997 third quarter. Management attributes the decline in the average daily guest room rate to additional room capacity in the marketplace and an increased reliance on tour and travel wholesalers. Food and beverage revenues declined approximately 18% from $9.8 million for the 1996 third quarter to $8.0 million for the 1997 third quarter. The decline is the result of reducing menu pricing to support casino marketing promotions and closure of the Top of The World restaurant during lunch.

Tower, retail and other income declined approximately 10.0% from $9.1 million for the 1996 third quarter to $8.2 million for the 1997 third quarter due primarily to a reduction in visitation from 881,861 for the third quarter 1996 to 698,179 for the 1997 third quarter. Management believes the decline is primarily due to increased competition with the new mega resorts located at the south end of the Las Vegas Strip.

Costs and Expenses

Management has reevaluated several promotion programs in an effort to more efficiently target potential customers. Through these efforts promotional allowances have been reduced from $4.9 million for the 1996 third quarter to $3.4 million for the 1997 third quarter.

Profit enhancement programs, designed to increase operational efficiency, have been implemented in all operating departments during the past twelve months. These program have resulted in a $5.2 million (23%) reduction in operating expenses from $23.1 million for the 1996 third quarter to $17.9 million for the 1997 third quarter.

Similar programs have been implemented in the selling, general and administrative departments resulting in a $3.6 million (23%) reduction in selling, general, and administrative expenses from $16.3 million for the 1996 third quarter to $12.7 million for the 1997 third quarter.

As a result of the above, earnings before interest, taxes, depreciation, amortization, pre-opening expenses, and reorganization items increased to $2.5 million for the 1997 third quarter from a loss of $4.1 million for the 1996 third quarter.

Other Factors Affecting Earnings

There were no pre-opening costs amortized during the 1997 third quarter. Pre-opening costs amortized during the 1996 third quarter totaled $12.2 million.

Interest expense was $0.6 million for the 1997 third quarter and $6.9 million for the 1996 third quarter. The Company ceased accruing interest on the 14 1/4% First Mortgage Notes and the note payable to affiliate as of the Petition Date.

The Company expenses reorganization items as incurred. Such costs were $1.7 million during the 1997 third quarter and included professional fees, management retention compensation and interest earned since the Petition Date. There were no reorganization costs during the 1996 third quarter.

NINE MONTHS ENDED SEPTEMBER 28, 1997

The Company produced gross revenues of $114.4 million during the nine months ended September 28, 1997. Casino revenue represented 42% of gross revenue, hotel 16%, food and beverage 22%, and tower, retail and other revenue 20%. The net loss for the nine months ended September 28, 1997, was $19.5 million or $0.33 per common share.

The Company experienced hotel occupancy of 89% at an average daily rate of $51 for the period. Tower visitation totaled 2,127,163 for the period inclusive of guests dining at the Top of The World restaurant.

Other Factors Affecting Earnings

Interest expense was approximately $5.0 million and $11.3 million for the nine months ended September 28, 1997, and September 29, 1996, respectively. The Company ceased accruing interest on the 14 1/4% First Mortgage Notes and the note payable to affiliate as of the Petition Date.

The Company expenses reorganization items as incurred. These items include professional fees, management retention compensation, interest income earned since the Petition Date and any other costs and expenses deemed to be resulting from reorganization efforts. During the nine months ended September 28, 1997, such costs included an $11.2 million write-off of unamortized deferred debt issuance costs as of the Petition Date.

As of November 1, 1997, the Company employs approximately 1,990 full time equivalents. The collective bargaining agreement between the Company and the Culinary Workers' Union, Local 226 and Bartenders Local 165 expired on June 1, 1997. Since that time, all parties have agreed to honor the terms and conditions of that contract until such time as a new agreement is reached. The Company does not anticipate any disruption of its business during negotiation with these unions.

On November 5, 1997, the Operating Engineers, Local 501 petitioned the National Labor Relations Board for a representation election seeking certification as the exclusive collective bargaining representative for the Company's employees in their respective units. These units include facilities engineers and ride engineers. The Company does not anticipate any disruption of its business as a result of the potential campaign and election process.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash balances of approximately $19.1 million as of September 28, 1997. The Company relies on its ability to generate funds from operations and current cash balances to continue its operations during the term of the bankruptcy proceedings as the Company does not have the availability of working capital credit lines. The Company generated cash from operating activities of approximately $3.8 million during the nine months ended September 28, 1997.

On July 17, 1997, the Company reduced its Capital Lease obligations by an additional $1.6 million. The funds were generated by the sale of 410 warehoused slot machines which were not needed to conduct the Company's operations. The amount of payment was applied to future principal payments (pursuant to the terms of the lease agreement) on a pro rata basis. The Company remains current on the capital lease payment obligation as of September 28, 1997, and expects to continue such required payments in the future.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 25, 1997, the U.S. District Court for the District of Nevada
("District Court") amended its May 21, 1997 order dismissing a purported class action lawsuit brought by shareholders of the Company against various defendants including Stratosphere Corporation and certain officers and directors of the Company. The May 21, 1997 order included the District Court's findings that the plaintiffs' complaint failed to specifically allege facts supporting claims made by the plaintiffs' in connection with certain documents issued and certain public statements made by the Company.

After the District Court dismissed the plaintiffs' complaint, plaintiffs asked the District Court to reconsider its dismissal order. By order dated July 18, 1997, the District Court amended its dismissal order to provide the plaintiffs with the opportunity to submit an amended complaint. The plaintiffs have since filed an amended complaint with the District Court. The defendants named in the amended complaint have again filed a motion to dismiss complaint.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its 14 1/4% interest payment obligation of approximately $14.5 million which was due on November 15, 1996, to holders of the First Mortgage Notes. The Company does not anticipate meeting future payment obligations during the term of the bankruptcy proceedings. The total principal and interest accrued as of September 28, 1997, was approximately $223.7 million. Interest has not been accrued since the Petition Date.

The Company is also in default on its capital lease obligations due to its inability to meet certain financial covenants. The Company anticipates it will continue payment on this obligation during the term of the bankruptcy proceedings. The Company was current on this payment obligation as of September 28, 1997. The balance of principal and accrued interest as of September 28, 1997, was $20.1 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27    Financial Data Schedule

             99.1 Disclosure Statement to Accompany Debtor's Second Amended Plan of Reorganization

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        STRATOSPHERE CORPORATION


Date:  November 12, 1997                By: /s/ Thomas A. Lettero
                                        --------------------------------
                                        Name: Thomas A. Lettero
                                        --------------------------------
                                        Title:  Chief Financial Officer
                                        --------------------------------

                                 EXHIBIT INDEX
                            STRATOSPHERE CORPORATION



Exhibit
  No.
-------
  27      Financial Data Schedule
  99.1    Disclosure Statement to Accompany Debtor's Second Amended Plan
          of Reorganization