Form 10-K
period 1997-12-28
STRATOSPHERE CORP
filed 1998-03-25
CIK 897743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISSION FILE NO. 1-12030

                            STRATOSPHERE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 88-029318
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)
       2000 LAS VEGAS BOULEVARD SOUTH                        89104
             LAS VEGAS, NEVADA                             (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code (702) 382-4446

Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                      WHICH REGISTERED
            -------------------                  ------------------------
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

Yes  X           No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 1998, 58,393,105 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the over the counter bulletin board on March 13, 1998, was $4,541,992. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and Grand Casinos, Inc.
================================================================================

ITEM 1. BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Stratosphere Corporation (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

OVERVIEW

     The Company owns and operates the Stratosphere Tower, Casino & Hotel ("Stratosphere") which is centered around the Stratosphere Tower (the "Tower"), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is almost three times taller than any building currently existing in Las Vegas and is visible from all directions, including to visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated "Big Shot" (the "Thrill Rides").

     Stratosphere currently is operating with, among other things, the Tower, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring 1,925 slot machines, 53 table games, a sports book, a keno lounge, a 160,000 square foot second level containing a retail center of approximately 46 shops and a 650 seat Broadway Showroom, a 250-seat entertainment lounge and parking for approximately 4,000 cars (collectively, "Phase I"). Stratosphere opened for business on April 29, 1996.

     On January 27, 1997, ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Debtors. Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

     The Debtors and Grand Casinos, Inc. ("Grand") filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997. The Plan and the various underlying agreements upon which it was predicated, included several conditions for it to become effective, some of which the Debtors could not ultimately satisfy. Because certain closing conditions could not be satisfied, the Debtors and Grand commenced discussions in early May 1997 regarding possible alternatives to the Plan. Grand and the Debtors ultimately agreed upon the terms of an alternative restructuring plan. On June 20, 1997, the Debtors filed their First Amended Plan of Reorganization ("First Amended Plan") to implement the terms of this agreement.

     The First Amended Plan reserved the right for the Company's Board of Directors to entertain and accept competing proposals which would be economically more advantageous to the creditors of the Debtors. On or about July 15, 1997, the Debtors received a competing restructuring proposal from High River Limited Partnership and American Real Estate Partners, L.P. (collectively, "High River"), holders of a substantial portion of the Company's First Mortgage Notes. High River is controlled and managed by New York financier, Carl Icahn. After analyzing the High River proposal and negotiating certain modifications thereto, the independent members of the Company's Board of Directors preliminarily concluded that the High River proposal was a higher and better proposal than the First Amended Plan and thereafter determined not to proceed with the First Amended Plan. On November 7, 1997, the Debtors filed their Second Amended Plan of Reorganization ("Second Amended Plan"). The filing of the Second Amended Plan followed substantial negotiation among the Debtors, High River and Grace Brothers, Ltd. (the remaining representative of the official committee of First Mortgage Note Holders). High River and Grace Brothers, Ltd. could not reach agreement amongst themselves on the terms of a plan of reorganization which they would find to be mutually acceptable. Rather than wait for the outcome of protracted negotiations between High River and Grace Brothers, Ltd., with no guarantee that such negotiations would result in a proposal acceptable to such parties and to the Debtors, the Debtors filed the Second Amended Plan. On February 13, 1998, the Debtors filed their Restated Second Amended Plan of Reorganization ("Restated Second Amended Plan") which included the results of subsequent negotiations between High River and Grace Brothers, Ltd. Among other things, under the Restated Second Amended Plan, the secured portion of the Company's 14 1/4% First Mortgage Notes (the "First Mortgage Notes") (estimated at $120.0 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104.0 million) would be treated as a general unsecured claim. In addition to the First Mortgage Note deficiency claim, the general unsecured class of claims would include the balance of the Grand note (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. A copy of the Restated Second Amended Plan and disclosure statement is included herein as an exhibit. The disclosure statement was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled on May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court or that required approvals of the Nevada Gaming Authorities (as defined) will be obtained, or that if obtained, will be obtained on a timely basis. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

THE TOWER

     At 1,149 feet in height, the Tower is the tallest free-standing observation tower in the United States and the tallest free-standing structure west of the Mississippi River. From the indoor and outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown and the surrounding Las Vegas Valley. Visitors travel to the observation decks in four high speed, double-decked elevators, which travel at 1,800 feet per minute, and which have an aggregate capacity of 128 visitors. These elevators can make as many as 22.5 round trips per hour and can move as many as 2,880 people per hour.

     The Pod is a 12-story, 105,000 square foot building that begins at the 771-foot level of the Tower. The Pod, which has a maximum capacity of 2,700 visitors at any one time, has an indoor and outdoor observation deck and is currently open from 10:00 a.m. to 1:00 a.m. Sunday through Thursday and 10:00 a.m. to 2:00 a.m. on Friday and Saturday.

     The Pod's third and fourth levels contain conference and meeting rooms that are rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine feature a 220-seat cocktail lounge and indoor and outdoor observation decks. The Pod also contains gift shops and several free-standing kiosks featuring souvenirs and food products designed to capitalize on the unique nature of the Tower.

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

THE CASINO AREA

     Stratosphere's casino contains approximately 97,000 square foot of gaming space, with 1,925 slot machines, 53 table games, a sports book and keno lounge. Stratosphere's bar and lounge facilities have been positioned for convenient access to the gaming areas.

     The Casino features state of the art slot machines and video games offering, in total, the best odds on the Las Vegas Strip. Some of the games offered include 98% return on one hundred and fifty $1 slot machines, 100% return on one hundred $.25 video poker machines, 100x odds on craps and 99.5% return on blackjack.

     The Casino areas have been designed to cater to all levels of casino play. Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join a frequent players club, which awards benefits and gifts based upon the customer's level of play.

THE RETAIL-ENTERTAINMENT CENTER

     The Retail-Entertainment Center, located on the second floor of the Base Building, currently occupies approximately 160,000 square feet, of which 57,000 square feet is currently undeveloped. The retail area offers various restaurants and shops and, in combination with the 650 seat show room that currently offers four shows a day, is designed to appeal to the wide spectrum of visitors who come to Las Vegas.

     In addition, a 250-seat entertainment lounge, located on the first level of the Base Building, features Las Vegas lounge style entertainment. Guests of the showrooms will be provided with amenities found in other Las Vegas showrooms.

THE HOTEL

     The Hotel currently has 1,444 rooms and suites. The Hotel has five themed restaurants, The Top of The World located in the Pod, the 434-seat "Stratosphere Buffet," a 200-seat "Big Sky Cafe and Steakhouse," "Roxy's 50's Diner," and "Tower of Pasta," an Italian cuisine restaurant. Stratosphere has parking for over 4,000 cars.

BUSINESS AND MARKETING STRATEGY

     The Company's business development strategy utilizes Stratosphere's unique characteristics to attract Las Vegas visitors and residents. Stratosphere offers extremely favorable gambling odds for its slot and table game products compared to other Las Vegas Strip operators. The benefits of playing at the Stratosphere are actively marketed by Stratosphere. A significant amount of visitors and residents of Las Vegas are attracted by this business strategy. The Company has also implemented a customer development program that identifies quality casino players and converts them into preferred guests. The Company has created a profile of its customers, utilizing available demographic data, regularly conducted customer surveys and other sources to market to these segments. Repeat visits from preferred guests are achieved by providing superior guest service, a friendly gaming atmosphere, complimentary services where appropriate and invitations to Stratosphere's special events. To maintain high levels of patronage, the Company employs a direct mail program targeting the customers in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

     The casino/hotel industry is highly competitive. The Las Vegas market includes several world class destination resorts, with numerous other tourist attractions. Major Las Vegas casino/hotels are themselves tourist attractions, including The Mirage, Excalibur, Circus Circus, the MGM Grand Hotel Casino and Theme Park, Treasure Island, Monte Carlo, New York New York, Luxor and the Rio. Each of these resorts compete with the Company in its ability to attract visitors to the Tower.

     The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station as each of these properties target the budget-minded mid-market Las Vegas visitor. Management believes that its ability to expand its target market is limited due to the lack of recreational facilities (pool and spa), meeting and convention facilities.

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

EMPLOYEES

     The Company currently employs approximately 2,100 full and part-time associates, of which approximately 1,000 are covered by a collective bargaining agreement.

     The existing collective bargaining agreements between the Culinary Worker's Union, Local 226 and Bartenders, Local 165 expired June 1, 1997. Since that time, the parties have agreed to honor the terms and conditions of that contract until such time as a new agreement is reached. Active negotiations between the parties should commence once other agreements have been reached with other Las Vegas casinos. Management does not anticipate any disruption of its business during negotiations with these unions.

     On December 21, 1997, an election was held in which facilities and ride engineers voted in favor of representation by the Operating Engineers, Local 501 union. Management anticipates commencing contract negotiations with this union during the first quarter of 1998. Management does not anticipate any business disruption as a result of these negotiations.

     The Company generally enjoys good relations with all of its employees.

NEVADA GAMING REGULATION

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Las Vegas, collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's proposed gaming operations.

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of SGC. SGC is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company and SGC have obtained the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities in Nevada.

     As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. In addition, no person may become a stockholder of, or receive, any percentage of profits from SGC without first obtaining licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or SGC in order to determine whether such individual is suitable or should be licensed as a business associate of SGC. Officers, directors and certain key employees of SGC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of SGC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or SGC, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or SGC to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and SGC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, liens, sales of securities and similar financing transactions by SGC are required to be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by SGC, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, SGC and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the licenses of the SGC could (and revocation of any gaming license of SGC would) materially adversely affect the Company.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Both Mr. Stupak and Grand have been approved as controlling shareholders in connection with the Company's registration. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities, or more than 10% of a Registered Corporation's voting securities as a result of a proceeding under the United States Bankruptcy Code, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purpose unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the

Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, such as the First Mortgage Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the cost of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Company is also required to disclose to the Nevada Commission, upon its request, the identities of any of their security holders, including the holders of the First Mortgage Notes and holders of any Common Stock warrants. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. Any acquisition of control of the Company, as a result of the Restated Second Amended Plan, will require the prior approval of the Nevada Commission upon the recommendation of the Nevada Board.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of merchandise. Nevada licensees that hold a license to manufacture or distribute gaming devices also pay certain fees and taxes to the state of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

CERTAIN FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

     BANKRUPTCY. Stratosphere Corporation and its wholly owned subsidiary SGC filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code and are acting as debtors-in-possession on behalf of their respective bankruptcy estates and are authorized as such to operate their business subject to bankruptcy Court supervision. On February 13, 1998, the Debtors filed the Restated Second Amended Plan which included the results of subsequent negotiations between High River and Grace Brothers, Ltd. Among other things, under the Restated Second Amended Plan, the secured portion of the Company's First Mortgage Notes (estimated at $120.0 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104.0 million) would be treated as a general unsecured claim. In addition to the First Mortgage Note deficiency claim, the general unsecured class of claims would include the balance of the Grand note (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. A copy of the Restated Second Amended Plan and disclosure statement are included herein as an exhibit. The disclosure statement was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled on May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

     NEED FOR ADDITIONAL FINANCING. Completion of the unfinished 1,000 bay hotel tower and other amenities (Phase II) of the project remains on hold. Completion of Phase II (approximately $75.0 million) is not a requirement of the Second Amended Plan as management does not believe such completion is necessary for the confirmation of the Second Amended Plan by the Bankruptcy Court. Therefore, funding arrangements for Phase II have not been included in the Second Amended Plan.

     Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately ten months and cost approximately $75.0 million.

     RISKS OF NEW CONSTRUCTION. Major construction projects (and particularly on the size, complexity and scale of Phase II) entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, or delay or prevent the construction or opening of Phase II or otherwise affect the design and features of Phase II.

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

     POSSIBLE CONFLICTS OF INTEREST. Grand is actively involved in the gaming industry and currently owns 39.4% of Stratosphere Common Stock. Casinos owned or managed by Grand and such persons may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company, Grand and such persons for future business opportunities. While the Company, Grand and such persons intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand or such persons may not be presented to the Company. Grand will have no effective control over reorganized Stratosphere Corporation and will not own any equity in the reorganized entity.

ITEM 2. PROPERTIES

     The Company currently owns approximately 24.5 acres of land on or near the Las Vegas Strip. The Company entered into an Owner Participation Agreement (the "Owner Participation Agreement") with the City of Las Vegas Downtown Redevelopment Agency (the "Redevelopment Agency") in December 1994. This property and the property the Company is seeking to acquire, pursuant to the Owner Participation Agreement, lie within the downtown redevelopment district, an area designated by the city for economic redevelopment and urban renewal, and the Company believes that it will be successful in its acquisition. Pursuant to the Owner Participation Agreement, the Redevelopment Agency has acquired certain property and is attempting to acquire two remaining properties. While the Company believes that through the City's power of eminent domain or through negotiations with current owners, all remaining property will be acquired, there can be no assurance that all such property will be acquired or that such property will be acquired within the Company's budget. The Company has acquired all but two parcels of property being sought by the City for the Company. The City is currently taking all steps necessary to acquire these two parcels but there can be no assurance that it will succeed in acquiring such parcels. The City's right to acquire these two properties was determined to be invalid in Nevada District Court and is currently on appeal to the Nevada Supreme Court. On January 23, 1998, the Nevada Supreme Court issued an Order of Limited Remand ordering the District Court to hold an evidentiary hearing within sixty (60) days of the date of the Order on the issues of the Debtors intent to accept or reject the Owner Participation Agreement and, if the Owner Participation Agreement is rejected, whether the City of Las Vegas Downtown Redevelopment Agency intends to acquire the property independently of Company. The Company believes that, if necessary, it can independently acquire the remaining parcels although the asking price may be more than the Company is willing to pay or, in the alternative, continue operating with the facility and property it currently owns.

     The Company has also built a park which was deeded to the City of Las Vegas and is required by the Owner Participation Agreement to acquire a building from Mr. Stupak that is currently leased by the City as a community center and will donate this building to the Redevelopment Agency. There currently exists no written agreement between Stupak and the Company requiring Stupak to sell the community center. The Company previously donated $100,000 to the Agency pursuant to the Owner Participation Agreement. This money will be used to renovate the building as a multi-use facility, including a day care center. Pursuant to the Owner Participation Agreement, the Company has also agreed to provide relocation assistance and that 15% of the new jobs generated by Stratosphere will be made available to employ persons residing in the immediate vicinity of Stratosphere. The Company, as part of the Restated Second Amended Plan, must determine whether to accept or reject the Owner Participation Agreement prior to confirmation.

     The Company has entered into a Development and Lease Agreement (the "Master Lease") with Strato Retail LLC pursuant to which Strato Retail LLC was required to develop approximately 160,000 square feet of the second floor of the Base Building into a retail and entertainment center (the "Premises"). The Master Lease provided for base rent plus percentage rent. Strato Retail LLC paid the Company approximately $9.9 million for the construction of the Phase I retail shell and, pursuant to the Master Lease, is obligated to pay $7.9 million for the construction of the Phase II expansion of the retail shell. Strato Retail has failed to pay any portion of the Phase II expansion costs resulting in construction of Phase II being halted prior to completion. The Company, as part of the Restated Second Amended Plan, must determine whether to accept or reject the Master Lease.

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

     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (a former officer and director of the Company and officer and director of Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer and current director of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoings.

     In addition to the Caesar case above, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube, a former director of the Company and also a former officer and director of Grand) have been filed by the following plaintiffs: Regina Peltz on August 13, 1996; Ronald Stengel on August 13, 1996; Robert Johnson on September 19, 1996; David Vallee on September 25, 1996; Anthony L. Poli on October 7, 1996; Darrell Russell and Gail Russell on October 7, 1996; Mitchell Gordon on October 7, 1996; and James J. Enright, Jr., on October 28, 1996. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrongdoings. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley
M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleges causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995, and July 26, 1996. The litigation is brought on behalf of a putative class of purchasers of Stratosphere Corporation securities during that time period. The Consolidated and Amended Class Action Complaint does not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing and because any claims of plaintiffs against the Company will be resolved in the bankruptcy proceedings. On February 25, 1997, Grand and certain individual defendants filed a motion to dismiss the complaint. The court on May 21, 1997, dismissed the complaint finding that plaintiffs complaint failed to specifically allege facts supporting claims made by plaintiffs in connection with certain documents issued as certain public statements made by the Company. On July 25, 1997, the court amended its May 21 order providing plaintiffs with the opportunity to submit an amended complaint. The plaintiffs have since filed an amended complaint and the defendants named in the amended complaint have again filed a motion to dismiss complaint. Discovery and other proceedings have been stayed pending the court's ruling on that motion.

     On March 14, 1997, the plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the context of the Company's bankruptcy proceedings in the United States Bankruptcy Court for the District of Nevada. The Securities Litigation Claimants allege that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995, and July 22, 1996, in violation of the federal securities laws and Nevada law. These claims are scheduled to be determined in an estimation proceeding in the bankruptcy court. A hearing in the estimation proceeding was scheduled to begin on May 5, 1997, but was canceled.

     On August 16, 1996, a complaint was filed in District Court, Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman (a former officer and director of the Company and an officer and director of Grand) and Stanley Taube (a former director of the Company and a former director of Grand). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrongdoing. The court has granted the Company's motion to stay this litigation pending the outcome of the federal shareholder litigation.

     On April 3, 1994, a complaint was filed in the United States District Court for the District of Nevada (Harvey J. Cohen, et al. v. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court's order with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the Company's initial public offering (the "IPO"), each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase the IPO Units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer to lose out on other profits it allegedly deserved. The Court of Appeals affirmed the district court's order.

     On or about August 29, 1995, a complaint was filed in the District Court, Clark County, Nevada (Harvey J. Cohen, et al. vs. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. The complaint purports to represent a class of plaintiffs and seeks relief for misrepresentation, breach of contract and tortious interference with contract regarding the IPO. The parties have stipulated to dismiss this suit.

     On or about June 15, 1995, the case of City of Las Vegas Downtown Redevelopment Agency vs. Crockett et al. and on or about November 8, 1995, the court in the case of City of Las Vegas Downtown Redevelopment Agency vs. Mouldon et al. dismissed these complaints based upon the City's lack of legal justification to condemn these properties. Both cases were appealed to the Nevada Supreme Court where a decision is pending. On January 23, 1998, the Supreme Court issued an Order of Limited Remand ordering an evidentiary hearing on whether the Company intends to reject or accept the Owner Participation Agreement and should the Company reject, whether the City intends to purchase the subject properties.

     Management intends to vigorously defend the above legal actions still pending. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. From February 24, 1994, to June 23, 1994, the Common Stock traded on the NASDAQ Small Cap Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under bankruptcy proceedings on January 27, 1997. On June 24, 1994, the Common Stock commenced trading on the NASDAQ National Market. The Company's Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board. Trading information has not been available since the Company was delisted from the National Market System. The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by NASDAQ prior to being delisted.

                                                                        PRICE RANGE
                                                                         OF COMMON
                                                                           STOCK
                                                              --------------------------------
                                                                   HIGH              LOW
                                                                   ----              ---
YEAR ENDED DECEMBER 29, 1996:
First Quarter...............................................   12 1/4             9 1/8
Second Quarter..............................................   14                 5 3/4
Third Quarter...............................................    6 7/8             1 3/16
Fourth Quarter..............................................    2 15/16             23/32
YEAR ENDED DECEMBER 28, 1997:
First Quarter...............................................    1 3/8               1/2
Second Quarter..............................................       N/A               N/A
Third Quarter...............................................       N/A               N/A
Fourth Quarter..............................................       N/A               N/A

     The Company has never paid any cash dividends with respect to the Common Stock. Under the terms and conditions of the Restated Second Amended Plan, all currently outstanding Common Stock and all other existing equity interests of the Company would be canceled. The Company had 2,716 stockholders of record as of March 2, 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          FISCAL YEAR    FISCAL YEAR
                                              YEAR ENDED DECEMBER 31,        ENDED          ENDED
                                             --------------------------   DECEMBER 29,   DECEMBER 28,
STATEMENT OF OPERATIONS DATA:                 1993      1994     1995         1996           1997
-----------------------------                 ----      ----     ----     ------------   ------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues(a)............................  $    --   $  107   $    60    $ 108,739       $137,516
Costs and expenses.........................    1,281    1,050       947      439,905        134,711
                                             -------   ------   -------    ---------       --------
Income (loss) from operations..............   (1,281)    (943)     (887)    (331,166)         2,805
Other expense (income)                            --     (665)    3,776       17,677         22,120
                                             -------   ------   -------    ---------       --------
Net Loss...................................  $(1,281)  $ (278)  $(4,663)   $(348,843)      $(19,315)
                                             =======   ======   =======    =========       ========
Loss per share.............................            $(0.01)  $ (0.12)   $   (6.00)      $  (0.33)
                                                       ======   =======    =========       ========

                                            AS OF DECEMBER 31,            AS OF          AS OF
                                       -----------------------------   DECEMBER 29,   DECEMBER 28,
         BALANCE SHEET DATA:            1993       1994       1995         1996           1997
         -------------------            ----       ----       ----     ------------   ------------
                                                             (IN THOUSANDS)
Total assets.........................  $20,459   $111,841   $433,906     $181,080(c)    $155,976
Long-term capital lease
  obligations........................       --         --         --       19,540             --(b)
Long-term debt.......................       --         --    203,000      253,000             --(b)

                                            1996 QUARTERS                             1997 QUARTERS
                              -----------------------------------------   --------------------------------------
                               FIRST     SECOND     THIRD      FOURTH      FIRST     SECOND     THIRD    FOURTH
                               -----     ------     -----      ------      -----     ------     -----    ------
Statement of Operations
  Data:
  Net revenue(a)............  $     9   $ 29,889   $ 35,319   $  43,522   $ 36,903   $34,326   $33,068   $33,219
  Costs and expenses........       37     37,645     54,853     347,370     36,359    34,789    32,640    30,923
                              -------   --------   --------   ---------   --------   -------   -------   -------
  Income (loss) from
    operations..............      (28)    (7,756)   (19,534)   (303,848)       544      (463)      428     2,296
  Other expense (income)....   (1,944)     3,348      6,492       9,781     15,750     1,895     2,314     2,161
                              -------   --------   --------   ---------   --------   -------   -------   -------
  Net income (loss).........  $ 1,916   $(11,104)  $(26,026)  $(313,629)  $(15,206)  $(2,358)  $(1,886)  $   135
                              =======   ========   ========   =========   ========   =======   =======   =======
  Income (loss) per share...  $  0.03   $  (0.19)  $  (0.45)  $   (5.37)  $  (0.26)  $ (0.04)  $ (0.03)  $    --
                              =======   ========   ========   =========   ========   =======   =======   =======

---------------
(a) The Company began operations on April 29, 1996.

(b) As a result of the restructuring and implementation of the guidance provided by the AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," all pre-petition liabilities including long-term debt and obligations under capital leases have been included in liabilities subject to compromise since the Petition Date. Liabilities subject to compromise totaled $299,208,988 on December 28, 1997.

(c) The reduction of total assets is the result of a $295.9 million write-down of fixed assets recorded pursuant to adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for the year ended December 29, 1996.

     Because income (loss) per share amounts are calculated using the weighted average number of common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Stratosphere Corporation (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

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

     As of the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

     Due to the short operating period during fiscal year 1996, year to year historical result comparisons have been omitted from the following discussion regarding the results of operations as such information would not be indicative of future trends.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

     The following is a summary of quarterly operating results since the quarter ended September 29, 1996, which was the first full quarter since operations began.

                                                 1997 QUARTERS                   1996 QUARTERS
                                     --------------------------------------   --------------------
                                     FOURTH     THIRD    SECOND     FIRST      FOURTH      THIRD
                                     QUARTER   QUARTER   QUARTER   QUARTER     QUARTER    QUARTER
                                     -------   -------   -------   -------     -------    -------
                                                            (IN THOUSANDS)
Revenues:
  Casino...........................  $14,833   $14,900   $15,845   $ 17,403   $  21,331   $ 14,260
  Hotel............................    6,103     5,394     6,080      6,430       7,662      7,031
  Food and beverage................    8,093     8,005     8,342      8,704       9,775      9,815
  Tower, retail and other income...    7,053     8,186     7,798      7,303       9,196      9,116
                                     -------   -------   -------   --------   ---------   --------
Gross Revenues.....................   36,082    36,485    38,065     39,840      47,964     40,222
  Less: Promotional allowances.....    2,863     3,417     3,739      2,937       4,442      4,903
                                     -------   -------   -------   --------   ---------   --------
Net Revenues.......................   33,219    33,068    34,326     36,903      43,522     35,319
                                     -------   -------   -------   --------   ---------   --------
Costs and Expenses:
  Casino...........................    6,399     6,717     7,270      7,452       7,970      7,512
  Hotel............................    2,035     1,889     2,253      2,378       2,335      2,627
  Food and beverage................    5,823     6,095     6,823      6,811       7,942      8,970
  Other operating expenses.........    2,926     3,155     2,862      2,813       3,340      3,995
  Depreciation and amortization....    1,942     2,106     1,769      2,027       5,759      3,230
  Pre-opening costs amortization...       --        --        --         --       4,022     12,235
  Impairment of long-lived
     assets........................       --        --        --         --     295,947         --
  Selling, general and
     administrative................   11,798    12,678    13,812     14,878      20,055     16,284
                                     -------   -------   -------   --------   ---------   --------
     Total Costs and Expenses......   30,923    32,640    34,789     36,359     347,370     54,853
                                     -------   -------   -------   --------   ---------   --------
Income (Loss) From Operations......    2,296       428      (463)       544    (303,848)   (19,534)
                                     -------   -------   -------   --------   ---------   --------
Total Other Expense, net...........     (506)     (627)     (641)    (3,656)     (9,781)    (6,492)
                                     -------   -------   -------   --------   ---------   --------
Reorganization Items...............   (1,655)   (1,687)   (1,254)   (12,094)         --         --
Provision for Income Taxes.........       --        --        --         --          --         --
                                     -------   -------   -------   --------   ---------   --------
Net Income (Loss)..................  $   135   $(1,886)  $(2,358)  $(15,206)  $(313,629)  $(26,026)
                                     =======   =======   =======   ========   =========   ========
Income (Loss) per Common Share.....  $  0.00   $ (0.03)  $ (0.04)  $  (0.26)  $   (5.37)  $  (0.45)
                                     =======   =======   =======   ========   =========   ========
Weighted Average Common Shares
  Outstanding......................   58,393    58,393    58,393     58,393      58,393     58,393
                                     =======   =======   =======   ========   =========   ========
Other Information:
  Tower Visitations (including Top
     of the World Dining)..........  586,393   698,179   743,917    685,067     777,281    881,861
  Hotel occupancy percentage.......   86.47%    89.58%    91.00%     87.00%      88.45%     86.98%
  Average rate per guest room......  $ 52.54   $ 45.57   $ 51.00   $  56.00   $   65.30   $  62.09

REVENUES

     Since initial revenues were substantially less than anticipated, management began to reposition the Company's gaming products. On October 1, 1996, the Company completed a partial remodel and reconfiguration of the casino product and launched a new casino marketing campaign. The campaign and casino changes positioned the casino product as the best gaming value in Las Vegas by offering favorable rules on table games and liberal paybacks on slot machines. The initial impact of the campaign was significant as casino revenues increased $7.0 million (49%) from $14.3 million for the quarter ended September 29, 1996, to $21.3 million for the quarter ended December 29, 1996.

     By the beginning of fiscal year 1997, the campaign lost momentum as many competitors began marketing similar casino products and two new mega resorts opened on the Las Vegas Strip (the Monte Carlo Resort and Casino and The New York New York Hotel & Casino). Casino revenues declined to slightly below $15.0 million during the third and fourth quarters of 1997. Since the decline in casino revenues, management has directed its efforts at increasing the size of its customer database and has begun an aggressive direct mail campaign in addition to the continued advertising and promoting of the Company's products. Casino revenues averaged 42% and 40% of gross revenues during the fiscal years 1997 and 1996 respectively.

     Although hotel occupancy has remained consistent during fiscal years 1997 and 1996, the average rate per guest room has declined each quarter during fiscal year 1997 as compared to the same quarter in fiscal year 1996. The average rate per guest room declined 19.5% from $65.30 for the fourth quarter of 1996 to $52.54 for the fourth quarter of 1997. Management believes the decline in room rates is primarily due to increased room capacity in the market place associated with the opening of the two new mega resorts located on the strip, other expansions of existing casino properties and a lack of sufficient visitor volume growth to absorb the increased capacity. Management believes this trend may continue through 1999 and possibly beyond as several mega resorts are currently under construction and are anticipated to open during the fourth quarter of fiscal year 1998 and throughout 1999. Hotel revenues averaged 16% of total gross revenues, hotel occupancy was 88.3% and the average rate per guest room was $51.31 during fiscal year 1997 as compared to 16%, 87% and $64.00 for fiscal year 1996.

     Food and beverage revenues declined during fiscal year 1997 as compared to the same quarters during fiscal year 1996 primarily as a result in a reduction in promotional programs which offered discounts and complimentary meals to potential casino patrons. Food and beverage revenues averaged 22% of total gross revenues during the fiscal years 1997 and 1996.

     Tower visitation has declined each quarter during 1997 as compared to the same quarters in fiscal year 1996. Total Tower visitation declined 24.6% from 777,281 visitors for the fourth quarter of 1996 to 586,393 for the fourth quarter 1997. Management believes that the decline is primarily due to increased competition related to the addition of the two new mega resorts on the strip and enhanced facilities at several existing mega resorts (e.g., expanded Forum shops at Caesars and Masquerade Village/Voodoo Lounge addition at the Rio). Tower, retail and other income averaged 20% and 21% of total gross revenues during fiscal years 1997 and 1996 respectively. The Tower attracted 2.7 million visitors during fiscal year 1997.

COSTS AND EXPENSES

     Management reevaluated several promotional programs during fiscal year 1997 in an effort to more efficiently target potential customers. Through these efforts, promotional allowances have declined each quarter during 1997 as compared to the same quarters in fiscal year 1996. Promotional allowances were reduced $1.5 million (34%) from $4.4 million for the fourth quarter 1996 to $2.9 million for the fourth quarter 1997.

     Profit enhancement programs, designed to increase operational efficiency, have been implemented in all operating departments during fiscal year 1997. These programs have resulted in reduced operating costs for each quarter during 1997 as compared to the same quarters during fiscal year 1996. Operating costs decreased $4.4 million (20.4%) from $21.6 million for the fourth quarter of 1996 to $17.2 million for the fourth quarter of 1997.

     Similar programs have been implemented in administrative departments resulting in substantial cost savings during fiscal year 1997 as compared to fiscal year 1996. Selling, general and administrative expenses were reduced $4.2 million (26%) from $16.0 million (after adjusting for $4.0 million of non-recurring charges and reorganization items) for the fourth quarter 1996 to $11.8 million for the fourth quarter 1997.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), at the end of fiscal year 1996. The initial non-cash charge was $295.9 million or $5.09 loss per weighted average common share. The impairment loss was measured as the amount by which the carrying value of the Company's long-lived assets exceeded their fair market value. Based on management's further assessment of the fair market value of each long-lived asset category, no impairment loss was incurred during fiscal year 1997. Future adjustment of asset values is anticipated with the adoption of fresh-start reporting upon Bankruptcy Court confirmation of the Restated Second Amended Plan and such plan of reorganization becoming effective.

     Pre-opening costs of $23.9 million were fully amortized during fiscal year 1996. There were no pre-opening costs incurred during fiscal year 1997.

     Depreciation and amortization was $7.8 million for fiscal year 1997 and $11.5 million for fiscal year 1996. The $3.7 million reduction in depreciation and amortization was due to the application of SFAS 121 at December 29, 1996. Future adjustment of asset values is anticipated with the adoption of fresh-start reporting upon Bankruptcy Court confirmation of the Restated Second Amended Plan and such plan of reorganization becoming effective. Such adjustments may impact depreciation expense in future periods.

IMPACT ON INCOME (LOSS) FROM OPERATIONS

     Management believes that the profit enhancement programs have resulted in improved efficiency and operating margins during fiscal year 1997 and have significantly offset the decline in revenues. Income from operations was $2.3 million for the fourth quarter 1997 as compared to $.1 million (as adjusted for non-recurring items such as the $295.9 million impairment loss for long-lived assets, $4.0 million in pre-opening expenses, $3.0 million for a non-recurring charge to the bad debt reserve and $1.0 million for reorganization items) for the fourth quarter 1996. A portion of the improved results for the fourth quarter 1997 was due to a $3.9 million reduction in depreciation and amortization from $5.8 million for the fourth quarter 1996 to $1.9 million for the fourth quarter 1997. There can be no assurance that revenues have stabilized or that there is further opportunities to reduce costs and expenses in future periods.

OTHER FACTORS AFFECTING EARNINGS

     Interest income since the Petition Date has been classified as a reorganization item on the statement of operations. Total interest earned during fiscal year 1997 was $.9 million and $4.0 million for the fiscal year 1996. This reduction is due to lower cash balances during fiscal year 1997.

     Interest expense was $5.5 million for fiscal year 1997 and $21.8 million for fiscal year 1996. The Company ceased accruing interest on the First Mortgage Notes commencing with the Petition Date. Interest expense for fiscal year 1997 consisted primarily of $2.4 million and $2.0 million for interest related to the First Mortgage Notes and capital lease obligations, respectively.

     The Company expenses costs related to the bankruptcy and reorganization proceedings as incurred. Such costs include professional fees, management retention compensation, interest earned since the Petition Date, expenses arising from rejected leases and other costs and expenses deemed to result from the reorganization efforts. During fiscal year 1997 such costs included an $11.2 million write-off of previously unamortized deferred debt issuance costs. During the fourth quarter of fiscal year 1996, approximately $1.0 million of professional fees relating to reorganization efforts was classified as selling, general and administrative expense in the statement of operations.

     As of December 28, 1997, the Company had a net operating loss carryforward of approximately $102.7 million. The availability of the carryforward will be subject to the tax treatment accorded the final plan of reorganization.

     The Company currently employs approximately 1,850 full time equivalents of which approximately 900 are covered by a collective bargaining agreement.

     The existing collective bargaining agreements between the Culinary Worker's Union, Local 226 and Bartenders, Local 165 expired June 1, 1997. Since that date, the parties have agreed to honor the terms and conditions of that contract until such time as a new agreement is reached. Active negotiations between the parties should commence once other agreements have been reached with other Las Vegas casinos. Management does not anticipate any disruption of its business during negotiations with these unions.

     On December 21, 1997, an election was held in which facilities and ride engineers voted in favor of representation by the Operating Engineers, Local 501 union. Management anticipates commencing contract negotiations with this union during the first quarter of 1998. Management does not anticipate any business disruption as a result of these negotiations.

YEAR 2000 ISSUES

     The Company is currently in the process of finalizing its plans regarding the year 2000 computer systems issues. Based on its preliminary assessment of its most critical systems, management believes it will be required to upgrade its existing casino operating system and will most likely replace its current hotel operating system. Management expects to be complete with its casino upgrades by the end of the first quarter of 1999. A similar implementation schedule will be planned for the hotel operating system upon final product selection. Management is currently in the process of assessing all other information support systems throughout the Company as well as those systems it relies on from its primary vendors. Although a full assessment regarding all systems is not complete, management currently estimates that the combined upgrades and purchases of new systems may total approximately $3.0 million. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred.

LIQUIDITY AND CAPITAL RESOURCES

RESTRUCTURING

     The Debtors and Grand jointly filed a Plan on January 27, 1997. The Plan and the various underlying agreements upon which it was predicated, included several conditions for it to become effective, some of which the Debtors could not ultimately satisfy. Because certain closing conditions could not be satisfied, the Debtors and Grand commenced discussions in early May 1997 regarding possible alternatives to the Plan. Grand and the Debtors ultimately agreed upon the terms of an alternative restructuring plan. On June 20, 1997, the Debtors filed their First Amended Plan to implement the terms of this agreement.

     The First Amended Plan reserved the right for the Company's Board of Directors to entertain and accept competing proposals which would be economically more advantageous to the creditors of the Debtor's estates. On or about July 15, 1997, the Debtors received a competing restructuring proposal from High River, holders of a substantial portion of the Company's First Mortgage Notes. High River is controlled and managed by New York financier, Carl Icahn. After analyzing the High River proposal and negotiating certain modifications thereto, the independent members of the Company's Board of Directors preliminarily concluded that the High River proposal was preferable to the First Amended Plan and thereafter determined not to proceed with the First Amended Plan. On November 7, 1997, the Debtors filed the Second Amended Plan. The filing of the Second Amended Plan followed substantial negotiation among the Debtors, High River and Grace Brothers, Ltd. (the remaining representative of the official committee of First Mortgage Note Holders). High River and Grace Brothers, Ltd. could not reach agreement amongst themselves on the terms of a plan of reorganization which they would find to be mutually acceptable. Rather than wait for the outcome of protracted negotiations between High River and Grace Brothers, Ltd., with no guarantee that such negotiations would result in a proposal acceptable to such parties and to the Debtors, the Debtors filed the Second Amended Plan. On February 13, 1998, the Debtors filed the Restated Second Amended Plan of Reorganization which included the results of subsequent negotiations between High River and Grace Brothers, Ltd. Among other things, under the Restated Second Amended Plan, the secured portion of the Company's First Mortgage Notes (estimated at $120.0 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104.0 million) would be treated as a general unsecured claim. In addition to the First Mortgage Note deficiency claim, the general unsecured class of claims would include the balance of the Grand note (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. A copy of the Restated Second Amended Plan and disclosure statement is included herein as an exhibit. The disclosure statement was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled on May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

DEBT

     On March 9, 1995, the Company closed on its offering of $203,000,000
14 1/4% First Mortgage Notes due 2002. The proceeds of the offering were used to develop and construct Phase I of the project. Since the Petition Date, the principal and interest balance of $223.7 million has been reclassified to liabilities subject to compromise on the consolidated balance sheet (see restructuring discussion above for potential impact of the Restated Second Amended Plan).

     Pursuant to the Memorandum of Agreement issued in connection with the First Mortgage Notes, Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20.0 million in new equity through the purchase of Capital Stock (other than Disqualified Stock), on a non-cumulative bases, in each of the first three years following the time that the Stratosphere Tower Project is operating. Such funds would be contributed to the Company as long as the Company's Consolidated Cash Flow (as defined in the agreement) does not reach $50.0 million, subject to certain terms and conditions, to cover, on a dollar for dollar basis, any shortfall in the Company's Consolidated Cash Flow. The maximum commitment for the three years would be $60.0 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company would retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate.

     On February 19, 1998, the Bankruptcy Court determined that the Standby Equity Commitment was an executory contract that the Company could not assume due to its inability to perform and, therefore, it was determined that the Company could not compel Grand to perform under its obligation pursuant to the agreement.

     The Company consummated a $37.5 million capital lease transaction on May 3, 1996. On October 30, 1996, the Company executed a Standstill Agreement as the Company was in default with the lease agreement based on its failure to meet certain covenants. Pursuant to the agreement, the Company reduced the principal by $4.2 million on a pro rata basis with funds held in an escrow account. On July 17, 1997, the Company reduced its capital lease obligations by an additional $1.6 million. The funds were generated by the sale of 410 warehoused slot machines. The net proceeds were applied to future principal payments on a pro rata basis pursuant to the terms of the lease agreement. Since the Petition Date, the capital lease obligation has been classified as a liability subject to compromise. The Company anticipates the continuation of payments on its capital lease obligations pursuant to the pre-petition Standstill Agreement and an order entered by the Bankruptcy Court on March 4, 1997, approving a stipulation for adequate protection. Under the terms of the Restated Second Amended Plan, payments would continue as required by the lease agreement. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. The capital lease obligations bear interest at approximately 8.4%.

     Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes, the Company borrowed $50.0 million from Grand as of December 29, 1996. The loan is subordinate to the First Mortgage Notes and capital lease obligations and accrues interest at the rate of 14 1/4% per annum. The interest would accrue but will not be paid until the Company meets certain financial covenants pursuant to the Indenture under the First Mortgage Notes. The loan matures one year after the First Mortgage Notes. Since the Petition Date, this liability has been reclassified to liabilities subject to compromise and no additional interest has been accrued. Principal and interest totaled $52.4 million as of December 28, 1997. Under the Restated Second Amended Plan this debt would be treated as an unsecured claim and receive its pro rata share with other unsecured creditors (total unsecured claims are estimated at approximately $164.0 million including the deficiency claim related to the holders of the First Mortgage Notes) of approximately $6.0 million.

SHAREHOLDERS' DEFICIT

     The Company had a shareholders' deficit as of December 28, 1997, of $157.0 million. The Company anticipates that shareholders' deficit will be subject to future adjustments with the adoption of fresh-start reporting upon confirmation of the Restated Second Amended Plan and it becoming effective.

     On February 23, 1994, the Company consummated an Initial Public Offering ("IPO") of 11,700,000 Units (each $5.00 Unit consisting of one share of Common Stock and a redeemable warrant to purchase one share of Common Stock). The redeemable warrants, exercisable for a period of five years, had an exercise price of $5.83 per share and could be redeemed by the Company for $.01 per warrant upon 30 days' prior written notice in the event the closing bid price of the Company's Common Stock equaled or exceeded $7.375 per share for 10 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Company received proceeds of $53,913,175 from the IPO, net of commission and escrow fees but prior to other offering related expenses of $2,519,156.

     Prior to receipt of the net proceeds from the IPO, the Company met its capital requirements through capital contributions and loans from Bob Stupak Enterprises ("BSE") or its affiliates, loans from Grand and mortgage financing. The Company used $12,465,700 of the proceeds to repay amounts borrowed from BSE and Grand.

     On February 17, 1994, BSE transferred certain assets and services to the Company with a historical cost of $15,689,347 representing a capital contribution of $8,001,000 (18,299,000 shares of Common Stock) and a loan for $7,688,347. The transfers made by BSE consisted principally of the following:
(i) real estate comprised of land upon which the Stratosphere Tower was constructed and additional real estate, including certain existing rental properties, upon which additional attractions and possible future projects will be constructed; (ii) all plans, designs, contracts, concepts and construction in progress relating to the Stratosphere Tower and (iii) certain direct costs and expenses incurred in connection with the IPO and certain other reimbursable expenses directly associated with the Stratosphere Tower project. In addition, through February 17, 1994, BSE or its affiliates (principally Vegas World) contributed services to the Company aggregating $2,134,887. These expenses represent an allocation of expenses incurred by those affiliates on behalf of the Company and management's estimate of other expenses that would have been incurred had the Company operated on a stand alone basis during the periods presented. For purposes of the accompanying consolidated financial statements, the aforementioned capital contributions and loans made by BSE or its affiliates were reflected in the periods the underlying assets were acquired and services rendered.

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

     - At the close of the IPO, BSE deposited into escrow an additional 4,119,572 shares of the Company's Common Stock then owned by BSE ("BSE Escrow Shares"). Subsequent to the exercise of an option by the Company to purchase certain assets of Vegas World (See Note 13), Grand acquired the BSE Escrow Shares in August 1994 at BSE's cost of approximately $.44 per share.

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

     Subsequently, Grand converted the Series A Preferred Stock into 8,250,000 shares of the Common Stock. The shares of Common Stock issued upon conversion of the Series A Preferred Stock are not transferable for a period of five years from March 9, 1995. Grand also agreed that it would not transfer or exercise the 5,750,000 Redeemable Warrants beneficially owned by Grand.

     On September 7, 1995, the Company called for redemption on October 10, 1995, all of the outstanding Redeemable Warrants at a price of $0.01 per Redeemable Warrant, for a total redemption price of $117,000. Each Redeemable Warrant entitled the registered holder thereof to purchase one share of Common Stock at $5.83 per share. The Company received approximately $34.2 million in net proceeds from the issuance of the Common Stock upon exercise of all the Redeemable Warrants (excluding those held by Grand). In addition, the Company received $112,625 from the exercise of 26,500 Stock Options.

     On December 22, 1995, the Company closed an offering (the "First Offering") of 10,000,000 shares of the Common Stock, resulting in proceeds to the Company of $75,200,000. Of these shares, 8,400,000 shares were sold at $8.00 per share in an underwritten public offering (the "Public Offering"), resulting in net proceeds to the Company after underwriting discounts of $7.52 per share. The remaining 1,600,000 shares (the "Direct Shares") of the First Offering were sold directly by the Company for $7.52 per share to affiliates of the Company. Of the Direct Shares, 1,000,000 were sold to Grand, 500,000 shares were sold to Lyle Berman, Chief Executive Officer and a director of the Company and Chief Executive Officer and Chairman of the Board of Grand and 100,000 shares were sold to Stanley Taube, a former director of the Company and a former Vice President and a director of Grand. On December 29, 1995, the Company closed on the offering (the "Second Offering," together with the First Offering, the "Equity Offerings"), of 1,260,000 shares granted in an option to the underwriters of the Equity Offerings. Proceeds to the Company from the Second Offering were $9,475,200.

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

     During March 1996 the Company acquired approximately two acres through the issuance of 765,559 shares to an unrelated third party. The property has been used to stage Phase II construction materials and equipment and may be used to provide future additional parking.

     On May 6, 1996, the Company received proceeds of $723,406 through the exercise of 81,596 sales agent warrants that were issued in connection with the IPO.

     The Company's Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board.

     The Company has never paid any cash dividends with respect to the Common Stock. Under the Second Amended Plan, all currently outstanding Common Stock and all other existing equity interests of the Company would be canceled. Although, there can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. Management believes it is very unlikely that an alternative plan would be confirmed in which the existing equity interests would not be canceled.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

     The Company's unrestricted cash balances totaled approximately $20.3 million as of February 18, 1998. Since the Petition Date, the Company has relied on current cash balances and its ability to generate cash flow from operations to fund its working capital needs.

     During fiscal year 1997 the Company generated $7.6 million from operations and $1.6 million from investing activities through the sale of 410 warehoused slot machines. These funds and existing cash were used primarily for $1.4 million of capital expenditures, $10.3 million principal payments on capital lease obligations, $.4 million for payment on long-term debt related to the initial funding of the Company's retail operations. During fiscal year 1996, the primary funding sources were $13.3 million from operations, $46.8 million from financing activities (consisting primarily from funds generated by the Grand note) and $92.6 million of cash balances remaining from the First Mortgage Note offering. The combined funds were primarily used to complete construction of Phase I ($162.5 million) and a portion of Phase II ($62.0 million).

     The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund cash requirements through the term of the bankruptcy proceedings.

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

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................     24
Consolidated Balance Sheets at December 28, 1997 and
  December 29, 1996.........................................     25
Consolidated Statements of Operations for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................     26
Consolidated Statements of Shareholders' Equity for the
  period from January 1, 1995 to December 28, 1997..........     27
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................     28
Notes to Consolidated Financial Statements..................     30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware corporation) and subsidiaries ("the Company"), debtors-in-possession, as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed for Chapter 11 bankruptcy protection on January 27, 1997. The bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 6, 1998

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS IN POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 28,     DECEMBER 29,
                                                                    1997             1996
                                                                ------------     ------------
     ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  20,326,317    $  22,558,804
  Cash and cash equivalents -- restricted...................          471,273               --
  Investments -- restricted.................................        3,139,469        2,678,344
  Securities available for sale.............................               --        2,000,905
  Accounts receivable, net..................................        2,479,512        4,575,490
  Other current assets......................................        5,753,608        6,127,325
                                                                -------------    -------------
Total Current Assets........................................       32,170,179       37,940,868
                                                                -------------    -------------
Property and Equipment, Net.................................      122,381,979      130,000,000
                                                                -------------    -------------
Other Assets:
  Deferred financing costs -- net...........................          624,156       12,339,097
  Related party receivable -- net...........................          800,000          800,000
                                                                -------------    -------------
Total Other Assets..........................................        1,424,156       13,139,097
                                                                -------------    -------------
TOTAL ASSETS................................................    $ 155,976,314    $ 181,079,965
                                                                =============    =============
     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable-trade....................................    $   1,124,425    $   1,250,786
  Accounts payable-construction.............................               --          858,665
  Current installments of long-term debt....................          148,017          429,103
  Current installments of capital lease obligations.........               --        8,684,360
  Accrued interest..........................................          263,457       18,644,462
  Accrued payroll and related expenses......................        5,778,505        5,005,047
  Affiliate payable.........................................               --        1,878,717
  Other accrued expenses....................................        6,156,276        9,231,792
                                                                -------------    -------------
Total Current Liabilities...................................       13,470,680       45,982,932
                                                                -------------    -------------
Long-term Liabilities:
  Long-term debt -- less current installments...............               --      203,000,000
  Long-term note payable -- less current installments.......          296,033               --
  Capital lease obligations -- less current installments....               --       19,539,815
  Note payable to affiliate.................................               --       50,000,000
                                                                -------------    -------------
Total Long-Term Liabilities.................................          296,033      272,539,815
                                                                -------------    -------------
Liabilities Subject to Compromise...........................      299,208,988               --
                                                                -------------    -------------
TOTAL LIABILITIES...........................................      312,975,701      318,522,747
                                                                -------------    -------------
Commitments and Contingencies
Shareholders' Deficit:
  Preferred stock, $.01 par value; authorized 10,000,000
     shares; no shares issued and outstanding...............               --               --
  Common stock, $.01 par value; authorized 100,000,000
     shares; issued and outstanding 58,393,105 at December
     28, 1997 and December 29, 1996.........................          583,931          583,931
  Additional paid-in-capital................................      218,546,069      218,787,643
  Accumulated deficit.......................................     (376,129,387)    (356,814,356)
                                                                -------------    -------------
Total Shareholders' Deficit.................................     (156,999,387)    (137,442,782)
                                                                -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................    $ 155,976,314    $ 181,079,965
                                                                =============    =============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                                      1997               1996                1995
                                                      ----               ----                ----
REVENUES:
  Casino......................................    $ 62,981,160       $  47,901,144       $         --
  Hotel.......................................      24,006,537          19,698,730                 --
  Food and beverage...........................      33,143,254          26,825,729                 --
  Tower, retail and other income..............      30,339,898          25,541,729             59,864
                                                  ------------       -------------       ------------
Gross Revenues................................     150,470,849         119,967,332             59,864
  Less: Promotional allowances................      12,955,013          11,228,465                 --
                                                  ------------       -------------       ------------
NET REVENUES..................................     137,515,836         108,738,867             59,864
                                                  ------------       -------------       ------------
COSTS AND EXPENSES:
  Casino......................................      27,838,121          21,474,255                 --
  Hotel.......................................       8,554,553           7,082,100                 --
  Food and beverage...........................      25,552,348          22,416,703                 --
  Other operating expenses....................      11,755,549           9,444,697                 --
  Depreciation and amortization...............       7,843,230          11,477,925                 --
  Pre-opening costs amortization..............              --          23,909,146                 --
  Impairment of long-lived assets.............              --         295,946,633                 --
  Selling, general and administrative.........      53,166,758          48,153,596            947,008
                                                  ------------       -------------       ------------
     Total Costs and Expenses.................     134,710,559         439,905,055            947,008
                                                  ------------       -------------       ------------
INCOME (LOSS) FROM OPERATIONS.................       2,805,277        (331,166,188)          (887,144)
                                                  ------------       -------------       ------------
OTHER INCOME (EXPENSE):
  Interest income.............................          47,674           3,992,108          8,361,087
  Interest expense (Contractual Interest for
     fiscal year 1997 estimated at
     $42,132,407).............................      (5,491,686)        (21,761,565)       (11,970,178)
  Gain on sale of assets......................          14,186              93,025           (166,815)
                                                  ------------       -------------       ------------
     Total Other Expense, net.................      (5,429,826)        (17,676,432)        (3,775,906)
                                                  ------------       -------------       ------------
Loss Before Reorganization Items and Income
  Taxes.......................................      (2,624,549)       (348,842,620)        (4,663,050)
                                                  ------------       -------------       ------------
Reorganization Items:.........................     (16,690,482)                 --                 --
Loss Before Income Taxes......................     (19,315,031)       (348,842,620)        (4,663,050)
                                                  ------------       -------------       ------------
Income Taxes..................................              --                  --                 --
                                                  ------------       -------------       ------------
NET LOSS......................................    $(19,315,031)      $(348,842,620)      $ (4,663,050)
                                                  ============       =============       ============
LOSS PER COMMON SHARE.........................          $(0.33)             $(6.00)            $(0.12)
                                                  ============       =============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....      58,393,105          58,134,811         37,583,065
                                                  ============       =============       ============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               TOTAL
                                                             ADDITIONAL                    STOCKHOLDERS'
                                      COMMON    PREFERRED     PAID-IN       ACCUMULATED       EQUITY
                                      STOCK       STOCK       CAPITAL         DEFICIT        (DEFICIT)
                                      ------    ---------    ----------     -----------    -------------
Balances at December 31, 1994......  $300,000     $ --      $ 41,020,751   $  (3,308,686)  $  38,012,065
Net loss...........................        --       --                --      (4,663,050)     (4,663,050)
Sale of preferred stock to
  parent...........................        --       82        33,524,778              --      33,524,860
Issuance of common stock in payment
  of underwriting fees.............     8,000       --         3,992,000              --       4,000,000
Convert preferred to common
  stock............................    82,500      (82)          (82,418)             --              --
Cost of initial public offering....        --       --           (23,570)             --         (23,570)
Adjustment to preferred
  distribution for cash received in
  lieu of Vegas World equipment....        --       --           736,116              --         736,116
Adjustment to preferential
  distribution for the net book
  value of the gaming equipment
  received in excess of purchase
  price............................        --       --           490,725              --         490,725
Exercise of 26,500 stock options...       265       --           112,360              --         112,625
Exercise of 5,874,617 common stock
  purchase warrants................    58,746       --        34,132,741              --      34,191,487
Proceeds from secondary stock
  offering.........................   112,600       --        89,199,400              --      89,312,000
Cost of secondary stock offering...        --       --        (4,841,904)             --      (4,841,904)
Purchase of land for common
  stock............................     1,500       --         1,292,250              --       1,293,750
Unrealized holding gain on
  investment.......................        --       --           144,660              --         144,660
                                     --------     ----      ------------   -------------   -------------
Balances at December 31, 1995......   563,611       --       199,697,889      (7,971,736)    192,289,764
Net loss...........................        --       --                --    (348,842,620)   (348,842,620)
Exercise of 134,833 stock
  options..........................     1,348       --           571,692              --         573,040
Exercise of 81,596 common stock
  purchase warrants................       816       --           722,590              --         723,406
Cost of secondary stock offering...        --       --          (248,047)             --        (248,047)
Purchase of land for common
  stock............................    18,156       --        18,186,604              --      18,204,760
Unrealized holding loss on
  investment.......................        --       --          (143,085)             --        (143,085)
                                     --------     ----      ------------   -------------   -------------
Balances at December 29, 1996......   583,931       --       218,787,643    (356,814,356)   (137,442,782)
Net loss...........................        --       --                --     (19,315,031)    (19,315,031)
Vegas World acquisition (leasehold
  settlement) cost.................        --       --          (240,000)             --        (240,000)
Unrealized holding loss on
  investment.......................        --       --            (1,574)             --          (1,574)
                                     --------     ----      ------------   -------------   -------------
Balances at December 28, 1997......  $583,931     $ --      $218,546,069   $(376,129,387)  $(156,999,387)
                                     ========     ====      ============   =============   =============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                                                  1997           1996            1995
                                                                  ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(19,315,031)  $(348,842,620)  $ (4,663,050)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     8,404,853      13,407,234      1,718,209
    Amortization of pre-opening costs.......................            --      23,909,146             --
    Reorganization Items:
      Write-off of debt issuance costs......................    11,210,108              --             --
      Professional Fees.....................................     5,500,000              --             --
      Management Retention Expense..........................       820,000              --             --
      Interest Earned on Accumulated Cash During Chapter 11
        Proceedings.........................................      (839,626)             --             --
    Provision for doubtful accounts.........................       272,481       3,166,829             --
    Impairment of long-lived assets.........................            --     295,946,633             --
    (Gain) loss on sale or disposal of assets...............       (14,186)        214,495        166,815
    Changes in operating assets and liabilities:
      Accounts receivable...................................     1,992,195        (278,951)    (4,485,681)
      Other current assets..................................       373,717      (4,070,428)    (2,051,650)
      Accounts payable--trade (pre-petition)................      (902,924)             --             --
      Accounts payable--trade (post-petition)...............     1,124,425         912,041        499,630
      Other accrued expenses (pre-petition).................    (7,715,597)             --             --
      Other accrued expenses (post-petition)................     8,340,789      28,931,755      3,928,575
                                                              ------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
  REORGANIZATION ITEMS......................................     9,251,204      13,296,134     (4,887,152)
                                                              ------------   -------------   ------------
  Increases (decreases) to Cash Resulting from
    Reorganization Items:
    Professional fees paid..................................    (2,679,802)             --             --
    Management Retention Disbursements......................       217,250              --             --
    Interest Earned on Accumulated Cash During Chapter 11
      Proceedings...........................................       839,626              --             --
                                                              ------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) REORGANIZATION ITEMS.........    (1,622,926)             --             --
                                                              ------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     7,628,278      13,296,134     (4,887,152)
                                                              ------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to stockholder...................................            --              --     (4,411,798)
  Change in cash and cash equivalents-restricted............      (472,847)    109,913,662   (115,268,775)
  Change in investments-restricted..........................      (461,125)      2,678,344             --
  Change in securities available for sale...................     2,000,905       3,140,045     (5,140,950)
  Payments for property and equipment.......................    (1,403,341)   (191,301,881)  (124,470,643)
  Change in construction payables...........................      (544,133)    (32,664,947)    29,883,865
  Pre-opening costs.........................................            --     (18,112,284)    (5,796,862)
  Increase in related party receivable and other............      (168,697)     (3,777,687)            --
  Cash proceeds from sale of property and equipment.........     1,585,827              --        928,134
                                                              ------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........       536,589    (130,124,748)  (224,277,029)
                                                              ------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock-net................            --       1,296,446     84,470,097
  Proceeds from exercise of stock options/common stock
    purchase warrants.......................................            --              --     34,304,112
  Costs of secondary stock offering.........................            --        (248,046)            --
  Debt issuance and deferred financing costs................        (6,250)       (760,707)   (11,221,825)
  Change in prepaid offering costs..........................            --              --        935,395
  Proceeds from issuance of long-term debt..................            --       1,170,375    216,493,456
  Payments on long-term debt................................      (429,103)       (741,272)    (3,737,763)
  Payments on capital lease obligations subject to
    compromise..............................................   (10,266,760)     (5,000,000)            --
  Increase in affiliate payable.............................       544,759       1,074,852             --
  Proceeds from the issuance of debt to affiliate...........            --      50,000,000             --
  Vegas World acquisition (leasehold settlement) costs......      (240,000)             --             --
                                                              ------------   -------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (10,397,354)     46,791,648    321,243,472
                                                              ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents........    (2,232,487)    (70,036,966)    92,079,291
Cash and cash equivalents -- beginning of period............    22,558,804      92,595,770        516,479
                                                              ------------   -------------   ------------
Cash and cash equivalents -- end of period..................  $ 20,326,317   $  22,558,804   $ 92,595,770
                                                              ============   =============   ============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                                           1997         1996           1995
                                                           ----         ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest-net of capitalized interest................  $2,097,540   $ 2,014,243   $         --
  Income taxes........................................  $       --   $        --   $    275,877
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in purchase of land........  $       --   $18,204,760   $  1,293,750
  Issuance of common stock in payment of underwriting
     fees in connection with First Mortgage Notes.....  $       --   $        --   $  4,000,000
  Purchase of equipment through capital lease.........  $  444,050   $33,224,175   $         --
  Purchase of land, buildings, furniture and equipment
     from stockholder (principally Vegas World assets)
     as follows:
       Purchase price.................................  $       --   $        --   $  1,000,000
       Cash paid......................................          --            --             --
                                                        ----------   -----------   ------------
       Note payable to stockholder....................          --            --      1,000,000
       Preferential distribution to stockholder.......    (240,000)           --      1,226,841
                                                        ----------   -----------   ------------
          Predecessor cost of assets acquired for
            non-cash consideration....................  $ (240,000)  $        --   $  2,226,841
                                                        ==========   ===========   ============
  Increase in furniture and equipment from reduction
     in notes receivable from stockholder.............  $       --   $        --   $     80,000
  Offering costs recognized as a reduction in
     additional paid-in capital in connection with
     initial public offering of common stock..........  $       --   $        --   $     23,570
  Issuance of preferred stock to parent in payment of
     notes payable....................................  $       --   $        --   $ 33,524,860

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency and 2000 Las Vegas Boulevard Retail Corporation (collectively the "Company"). Stratosphere Corporation was incorporated in the State of Delaware on January 15, 1993, under the name of Stratosphere Tower Corporation and on February 8, 1993, a Certificate of Amendment was filed which changed the name of the Company to Stratosphere Corporation. The Company is owned 39.4% by Grand Casinos Resorts, Inc. ("Grand") which is in turn a wholly-owned subsidiary of Grand Casinos, Inc.

     The Company was organized for the purpose of completing the development and construction of, and thereafter owning and operating, the Stratosphere Tower, a 1,149 foot, free-standing observation tower with integrated casino, hotel and entertainment facilities in Las Vegas, Nevada (the "Tower"). The Company commenced operations of the resort facility on April 29, 1996.

     On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision. The fiscal year 1997 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These consolidated financial statements do not include any adjustments that might result if the Company is unable to successfully emerge from bankruptcy and continue as a going concern.

BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 1 cases are in process, Stratosphere Corporation and SGC continue in possession of their properties and operate and manage their business as a debtor-in-possession pursuant to the Bankruptcy Code.

     In addition, as a result of the restructuring (See Note 10), the Company has implemented the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" in the preparation of the accompanying December 28, 1997 consolidated financial statements. The Company has not separately reported financial statements of the non-debtor subsidiaries as it has determined such disclosure is not material to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Stratosphere Corporation and all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

REVENUES AND EXPENSES

     The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries included as casino expenses is as follows (in thousands):

                                                              1997         1996
                                                              ----         ----
Food and Beverage..........................................  $4,795       $3,339
Rooms......................................................   1,220          458
Other......................................................     358           59
                                                             ------       ------
                                                             $6,373       $3,856
                                                             ======       ======

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and investments purchased with an original maturity of 90 days or less. Cash and cash equivalents restricted as of December 28, 1997, consist primarily of funds escrowed pursuant to the Management Retention Agreements.

INVESTMENTS RESTRICTED

     Investments restricted in fiscal years 1997 and 1996 consist primarily of funds pledged for workers' compensation benefits.

SECURITIES AVAILABLE FOR SALE

     The Company invested a portion of its Restricted Investments in short term bond mutual funds which are classified as available for sale and valued at market in the accompanying balance sheet. The cost of such investments at December 29, 1996, was $2,000,905, while the market value was $2,002,480. There were no such investments as of December 28, 1997.

INVENTORIES

     Inventories, consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost (See Note 4), except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     Depreciation and amortization of property and equipment is computed using the straight-line method over the following useful lives:

Buildings and improvements..................................    39 years
Furniture, fixtures and equipment...........................  3-15 years
Land improvements...........................................    15 years

     The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. Capitalized interest totaled $13,954,854 and $13,223,121 during the fiscal years 1996 and 1995 respectively. There was no capitalized interest during fiscal year 1997.

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

     In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121)". Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considered its default on its required debt service payment and significant operating losses to be its primary indicator of potential impairment (See Note 4). Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

DEBT ISSUANCE COSTS

     Deferred debt issuance costs represent direct costs and expenses of $15,205,738 that were incurred in connection with the Company's offering of $203,000,000 14 1/4% First Mortgage Notes. Prior to the Petition Date such amount was amortized using the straight line method over the term of the First Mortgage Notes. For the fiscal years ended December 29, 1996, and December 31, 1995, $2,113,383 and $1,718,209 of debt issuance cost was amortized. There was no amortization of deferred debt issuance costs for the fiscal year ended December 31, 1994. On the Petition Date the Company expensed unamortized deferred debt issuance costs. The total write-off classified as "Reorganization Items" on the consolidated statement of operations was $11.2 million or $0.19 per common share.

PRE-OPENING COSTS

     Pre-opening costs incurred prior to the opening were capitalized and amortized to expense using the straight line method over the six months following the opening. These costs include payroll, training and marketing costs incurred prior to commencement of operations. Amortization of pre-opening costs totaled $23,909,146 for fiscal year ended December 29, 1996. There was no amortization of pre-opening costs for the year ended December 28, 1997 or any fiscal years ending prior to December 29, 1996.

INCOME TAXES

     In February 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS 109.

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

EARNINGS PER SHARE ("EPS")

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock equivalents are anti-dilutive. Under the Restated Second Amended Plan, all existing equity interests (including Common Stock, options, and warrants) would be canceled.

RECLASSIFICATIONS

     Certain reclassifications, having no effect on net losses, have been made to the prior years consolidated financial statements to conform with the current fiscal year presentation.

FISCAL YEAR-END

     The Company has adopted a 52- or 53-week accounting period.

(2) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 28, 1997 and December 29, 1996 (in thousands):

                                                               1997     1996
                                                               ----     ----
Hotel and related...........................................  $  664   $3,691
Gaming......................................................     947      554
Other.......................................................   1,162      519
                                                              ------   ------
Total.......................................................   2,773    4,764
Less allowance for doubtful accounts........................    (293)    (189)
                                                              ------   ------
                                                              $2,480   $4,575
                                                              ======   ======

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(3) OTHER CURRENT ASSETS

     Other current assets consists of the following as of December 28, 1997 and December 29, 1996 (in thousands):

                                                               1997     1996
                                                               ----     ----
Inventory...................................................  $2,781   $3,270
Prepaid expenses............................................   2,973    2,408
Other.......................................................      --      449
                                                              ------   ------
                                                              $5,754   $6,127
                                                              ======   ======

(4) PROPERTY AND EQUIPMENT -- NET

     Property and equipment consist of the following as of December 28, 1997 and December 29, 1996 (in thousands):

                                                             1997       1996
                                                             ----       ----
Land and improvement, including land held for
  development............................................  $ 21,427   $ 21,128
Building and improvements................................    66,717     66,673
Furniture, fixtures and equipment........................    36,732     37,717
Construction in progress.................................    16,263     15,919
                                                           --------   --------
                                                            141,139    141,437
Less accumulated depreciation............................   (18,757)   (11,437)
                                                           --------   --------
                                                           $122,382   $130,000
                                                           ========   ========

     Included in property and equipment at December 28, 1997 and December 29, 1996, are assets recorded under capital leases of $31.4 million and $33.5, respectively. Accumulated depreciation and amortization at December 28, 1997 and December 29, 1996, includes amounts recorded for capital leases of $6,547,165 and $3,073,185, respectively.

     In connection with the adoption of SFAS 121, the Company recorded a non-cash impairment loss of $295.9 million or $5.09 loss per weighted average common share on December 29, 1996. The impairment loss was measured as the amount by which the carrying value of the long-lived assets exceeded their estimated fair market value. Management made an assessment of the fair market value of each long-lived asset category to reflect the impairment loss. As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense has been reduced for future periods. Based on management's assessment of the estimated fair market value of each long-lived asset category, as of December 28, 1997, there was no impairment losses realized during fiscal year 1997 pursuant to SFAS 121.

     Future adjustment of asset carry amounts is likely with the anticipated adoption of "Fresh-Start Reporting" upon the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(5) OTHER ACCRUED EXPENSES

     Other accrued expenses, exclusive of pre-petition liabilities subject to compromise for fiscal year 1997, consisted of the following (in thousands):

                                                                 1997      1996
                                                                 ----      ----
Accrued liabilities.........................................    $4,278    $5,147
Deposits....................................................       506       444
Accrued taxes...............................................       710     1,437
Other.......................................................       662     2,204
                                                                ------    ------
                                                                $6,156    $9,232
                                                                ======    ======

(6) LONG TERM DEBT

     A summary of debt outstanding, exclusive of amounts classified to "Liabilities subject to compromise" for fiscal year 1997, is as follows (in thousands):

                                                                1997       1996
                                                                ----       ----
14 1/4% First Mortgage Notes due April 1, 2002 (see
  description following)....................................    $  --    $203,000
Other.......................................................      444         429
                                                                -----    --------
                                                                  444     203,429
Less current portion........................................     (148)       (429)
                                                                -----    --------
Long-term debt-less current portion.........................    $ 296    $203,000
                                                                =====    ========

     The prime rate of interest was 8.5% and 8.25% at December 28, 1997 and December 29, 1996, respectively.

14 1/4% FIRST MORTGAGE NOTES

     On March 9, 1995, the Company closed on its offering of $203,000,000
14 1/4% First Mortgage Notes due 2002 with Contingent Interest; Contingent Interest is equal to 10.8% of the Company's Consolidated Cash Flow, up to a limit of $100 million during any two consecutive semi-annual periods (as defined in the Indenture) ending March 31, once operational. The fair market value of the First Mortgage Notes at December 29, 1996, was $188,790,000. The indenture relating to the First Mortgage Notes (the "Indenture") contains covenants that include a requirement that the Company maintain certain financial ratios. As of December 28, 1997 and December 29, 1996, the Company was in default of the Indenture covenants. The First Mortgage Notes are collateralized by substantially all of the Company's real property. The proceeds of the offering were used to develop and construct Phase I, an integrated casino/hotel and entertainment complex. The Company did not make the required November 15, 1996, interest payment of $14.5 million. As of December 29, 1996, the Company accrued $18,251,244 of interest expense related to these notes.

     On January 27, 1997, the Company and its wholly-owned subsidiary Stratosphere Gaming Corporation ("SGC") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the principal balance and accrued interest was $203,000,000 and $20,661,467, respectively. Since the Petition Date, both principal and interest have been reclassified to "Liabilities subject to compromise" on the consolidated balance sheet (See Note 9). As of December 28, 1997, the Company accrued interest of $20,661,467 and the fair market value of the First Mortgage Notes was approximately $113,680,000.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     The future aggregate annual maturities of non-affiliate long-term debt at December 28, 1997, are as follows (in thousands):

1998........................................................    $148
1999........................................................     148
2000........................................................     148
2001........................................................      --
2002........................................................      --
Thereafter..................................................      --
                                                                ----
     Total..................................................    $444
                                                                ====

(7) LEASES AND CAPITAL LEASE OBLIGATIONS

     The Company consummated a $37.5 million capital lease transaction on May 3, 1996. On October 30, 1996, the Company executed a Standstill Agreement as the Company was in default with the terms of the lease agreement based on its failure to meet certain financial covenants. Pursuant to the agreement, the Company reduced the principal by $4.2 million on a pro rata basis with funds held in an escrow account. On July 17, 1997, the Company reduced its capital lease obligations by an additional $1.6 million. The funds were generated by the sale of 410 warehoused slot machines and the net proceeds were applied to future principal payments on a pro rata basis pursuant to the terms of the lease agreement.

     Since the Petition Date, the capital lease obligation has been classified to "Liabilities subject to compromise." The Company anticipates the continuation of payments on its capital lease obligations pursuant to the pre-petition Standstill Agreement and an order entered by the Bankruptcy Court on March 4, 1997 approving a stipulation for adequate protection (See Note 9).

     Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating and capital leases for the five years subsequent to December 28, 1997, are as follows (in thousands):

                                                               CAPITAL    OPERATING
                        FISCAL YEAR                            LEASES      LEASES
                        -----------                            -------    ---------
1998.......................................................    $ 9,922     $1,818
1999.......................................................      9,616        826
2000.......................................................         --        164
2001.......................................................         --         55
2002.......................................................         --         --
Thereafter.................................................         --         --
                                                               -------
Total minimum lease payments...............................     19,538
Less: amounts representing interest @ 8.38%................     (1,580)
Present value of minimum capital lease payments............     17,958
Less: current installment..................................     (8,684)
                                                               -------
Obligations under capital leases                               $ 9,274
                                                               =======

     Rent expense from the operating leases was $2,131,440, $1,298,569, and $0 in fiscal years 1997, 1996 and 1995, respectively.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(8) MINIMUM LEASE INCOME

     The Company has entered into a number of operating leases in relation to food and beverage and retail outlets. The future minimum lease income receivable under these leases for the five years subsequent to December 28, 1997, consisted of the following (in thousands):

1998........................................................    $ 1,023
1999........................................................      1,000
2000........................................................      1,000
2001........................................................      1,000
2002........................................................      1,000
Thereafter..................................................     13,333
                                                                -------
                                                                $18,356
                                                                =======

(9) LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under reorganization proceedings consist of the following as of December 28, 1997 (in thousands):

                                                                  1997
                                                                  ----
Accounts payable trade......................................    $    348
Accrued payroll and related expenses........................          58
Affiliate payable...........................................       2,423
Other accrued expenses......................................       4,761
Capital lease obligations...................................      17,958
14 1/4% First Mortgage Notes -- including accrued interest
  through 1/27/97...........................................     223,661
Notes payable to affiliate..................................      50,000
                                                                --------
                                                                $299,209
                                                                ========

     The Company ceased accruing interest on the 14 1/4% First Mortgage Notes and the note payable to affiliate as of the Petition Date. Although classified to "Liabilities subject to compromise," the Company anticipates the continuation of payments on its capital lease obligations pursuant to a pre-petition Standstill Agreement and an order entered by the Bankruptcy Court on March 4, 1997, approving a stipulation for adequate protection. The December 28, 1997, consolidated balance sheet does not reflect as liabilities the total amount of the claims as filed against the Debtors in the bankruptcy proceedings since a reasonable estimate of additional bankruptcy claims and pre-petition liabilities and the settlement value of certain contingent and/or disputed bankruptcy claims could not be made at December 28, 1997. No liabilities were classified as subject to compromise as of December 29, 1996.

(10) RESTRUCTURING

     On January 27, 1997, Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized to operate their business subject to Bankruptcy Court supervision. The Debtors and Grand Casinos, Inc. ("Grand") filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997.

     The Plan and the various underlying agreements upon which it was predicated, included several conditions for it to become effective, some of which the Debtors could not ultimately satisfy. Because certain

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES closing conditions could not be satisfied, the Debtors and Grand commenced discussions in early May 1997 regarding possible alternatives to the Plan. Grand and the Debtors ultimately agreed upon the terms of an alternative restructuring plan. On June 20, 1997, the Debtors filed their First Amended Plan of Reorganization ("First Amended Plan") to implement the terms of this agreement.

     The First Amended Plan reserved the right for the Company's Board of Directors to entertain and accept competing proposals which would be economically more advantageous to the creditors of the Debtors' estates. On or about July 15, 1997, the Debtors received a competing restructuring proposal from High River Limited Partnership and American Real Estate Partners, L.P. (collectively "High River"), holders of a substantial portion of the Company's First Mortgage Notes. High River is controlled by New York financier, Carl Icahn. After analyzing the High River proposal and negotiating certain modifications thereto, the independent members of the Company's Board of Directors preliminarily concluded that the High River proposal was preferable to the First Amended Plan and thereafter determined not to proceed with the First Amended Plan. On November 7, 1997, the Debtors filed their Second Amended Plan of Reorganization ("Second Amended Plan"). The filing of the Second Amended Plan followed substantial negotiation among the Debtors, High River and Grace Brothers, Ltd. (the remaining representative of the official committee of First Mortgage Note Holders). High River and Grace Brothers, Ltd. could not reach agreement amongst themselves on the terms of a plan of reorganization which they would find to be mutually acceptable. Rather than wait for the outcome of protracted negotiations between High River and Grace Brothers, Ltd., with no guarantee that such negotiations would result in a proposal acceptable to such parties and to the Debtors, the Debtors filed the Second Amended Plan. On February 13, 1998, the Debtors filed their Restated Second Amended Plan of Reorganization ("Restated Second Amended Plan") which included the results of subsequent negotiations between High River and Grace Brothers, Ltd. Among other things, under the Restated Second Amended Plan, the secured portion of the Company's First Mortgage Notes (estimated at $120.0 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104.0 million) would be treated as a general unsecured claim. In addition to the deficiency claim arising from the First Mortgage Notes, the general unsecured class of claims would include the balance of the Grand note (approximately at $52.4 million) and other general unsecured claims. The Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that the reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. A copy of the Restated Second Amended Plan and disclosure statement is included herein as an exhibit. The disclosure statement accompanying the Restated Second Amended Plan was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled on May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

     The Company has implemented the guidance provided by AICPA Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" and, accordingly, expenses reorganization items as incurred (See Note 11). These items include professional fees, management retention compensation, interest income earned and any other costs and expenses deemed to have resulted from reorganization efforts since the Petition Date. All professional fees require approval by the Bankruptcy Court prior to the Company making payment in respect thereof.

     Under Chapter 11 Reorganization, actions to enforce claims against the Debtors or Debtors' property are stayed pending further order of the Bankruptcy Court if those claims arose, or are based on events that occurred, on or before the Petition Date, and such claims can not be paid or restructured prior to the

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise, included in the accompanying consolidated balance sheets, represent the Company's estimate of the Debtors' pre-petition liabilities which are subject to compromise (See Note 9).

(11) REORGANIZATION ITEMS

     Reorganization items consisted of the following for the twelve month period ended December 28, 1997 (in thousands):

                                                                 1997
                                                                 ----
Write-off of debt issuance costs............................    $11,210
Professional fees...........................................      5,500
Interest earned on accumulated cash during Chapter 11
  proceedings...............................................       (840)
Management retention compensation...........................        820
                                                                -------
                                                                $16,690
                                                                =======

     Costs and expenses related to the reorganization of the Company have been classified as Reorganization items in the consolidated statement of operations since the Petition Date. Prior to the Petition Date, such costs and expenses were classified as selling, general and administrative in the consolidated statement of operations. Such expenses totaled approximately $1.0 million during fiscal year 1996.

(12) SHAREHOLDERS' DEFICIT

CAPITAL CONTRIBUTIONS AND INITIAL PUBLIC OFFERING

     On February 23, 1994, the Company consummated an Initial Public Offering ("IPO") of 11,700,000 Units (each $5.00 Unit consisting of one share of Common Stock and a redeemable warrant to purchase one share of Common Stock). The redeemable warrants, exercisable for a period of five years, had an exercise price of $5.83 per share and could be redeemed by the Company for $.01 per warrant upon 30 days' prior written notice in the event the closing bid price of the Company's Common Stock equaled or exceeded $7.375 per share for 10 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Company received proceeds of $53,913,175 from the IPO, net of commission and escrow fees but prior to other offering related expenses of $2,519,156.

     Prior to receipt of the net proceeds from the IPO, the Company met its capital requirements through capital contributions and loans from Bob Stupak Enterprises ("BSE") or its affiliates, loans from Grand and mortgage financing. The Company used $12,465,700 of the proceeds to repay amounts borrowed from BSE and Grand (See Note 13).

     On February 17, 1994, BSE transferred certain assets and services to the Company with a historical cost of $15,689,347 representing a capital contribution of $8,001,000 (18,299,000 shares of Common Stock) and a loan for $7,688,347. The transfers made by BSE consisted principally of the following:
(i) real estate comprised of land upon which the Stratosphere Tower was constructed and additional real estate, including certain existing rental properties, upon which additional attractions and possible future projects will be constructed; (ii) all plans, designs, contracts, concepts and construction in progress relating to the Stratosphere Tower and (iii) certain direct costs and expenses incurred in connection with the IPO and certain other reimbursable expenses directly associated with the Stratosphere Tower project. In addition, through February 17, 1994, BSE or its affiliates (principally Vegas World) contributed services to the Company aggregating $2,134,887. These expenses represent an allocation of expenses incurred by those affiliates on behalf of the Company and management's estimate of other expenses that would have been incurred had the Company

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES operated on a stand alone basis during the periods presented. For purposes of the accompanying consolidated financial statements, the aforementioned capital contributions and loans made by BSE or its affiliates are reflected in the periods the underlying assets were acquired and services rendered.

     In connection with the IPO, the Company, BSE, Stupak and Grand entered into various agreements pursuant to which:

     - Grand purchased 5,750,000 of the 11,700,000 Units sold in the IPO for $26,915,750.

     - At the close of the IPO, Grand acquired 5,357,132 shares of Common Stock from BSE at BSE's cost of approximately $.44 per share.

     - Grand was granted the option to purchase certain assets of Vegas World (See Note 13).

     - At the close of the IPO, BSE deposited into escrow an additional 4,119,572 shares of the Company's Common Stock then owned by BSE ("BSE Escrow Shares"). Subsequent to the exercise of an option by the Company to purchase certain assets of Vegas World (See Note 13), Grand acquired the BSE Escrow Shares in August 1994 at BSE's cost of approximately $.44 per share.

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

     On September 7, 1995, the Company called for redemption on October 10, 1995, all of the outstanding Redeemable Warrants at a price of $0.01 per Redeemable Warrant, for a total redemption price of $117,000. Each Redeemable Warrant entitled the registered holder thereof to purchase one share of Common Stock at $5.83 per share. The Company received approximately $34.2 million in net proceeds from the issuance of the Common Stock upon exercise of all the Redeemable Warrants (excluding those held by Grand). In addition, the Company received $112,625 from the exercise of 26,500 Stock Options.

     On December 22, 1995, the Company closed an offering (the "First Offering") of 10,000,000 shares of the Common Stock, resulting in proceeds to the Company of $75,200,000. Of these shares, 8,400,000 shares were sold at $8.00 per share in an underwritten public offering (the "Public Offering"), resulting in net proceeds to the Company after underwriting discounts of $7.52 per share. The remaining 1,600,000 shares (the "Direct Shares") of the First Offering were sold directly by the Company for $7.52 per share to affiliates of the Company. Of the Direct Shares, 1,000,000 were sold to Grand, 500,000 shares were sold to Lyle Berman, former Chief Executive Officer and a former director of the Company and Chief Executive Officer and Chairman of the Board of Grand and 100,000 shares were sold to Stanley Taube, a former director of the Company and a former Vice President and a director of Grand. On December 29, 1995, the Company closed on the offering (the "Second Offering," together with the First Offering, the "Equity Offerings"), of 1,260,000 shares granted in an option to the underwriters of the Equity Offerings. Proceeds to the Company from the Second Offering were $9,475,200.

     On January 11, 1996 the Company purchased approximately 3.5 acres across the street from its property. The property is used to facilitate a 500-car parking lot. The Company issued 1,050,000 shares of Common

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

Stock for the purchase of which 500,000 shares went directly to the owner of the land, 500,000 shares were sold to an unrelated third party and 50,000 shares were paid as a fee to the broker of the transaction.

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

     There were no additional issuances of Common Stock or other equity during 1997. As of December 28, 1997, the Company had 58,393,105 shares of Common Stock issued and outstanding. Under the terms and conditions of the Restated Second Amended Plan, all currently outstanding Common Stock and all other existing equity interests of the Company would be canceled.

STOCK OPTION PLANS

     The Company has reserved for issuance of an aggregate of 3,125,000 shares of Common Stock under the 1993 Stock Option Plan ("Stock Option Plan") and the 1993 Non-Employee Directors' Plan ("Directors Plan"). The Company does not plan to issue additional stock options under either plan since all outstanding stock is anticipated to be canceled upon Bankruptcy Court confirmation of a plan of reorganization.

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

     Unless the Committee, in its discretion, determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock on the date of grant. In no event may the option price, with respect to an incentive stock option granted under the Stock Option Plan, be less than the fair market value of such Common Stock on the date of grant.

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

     At December 28, 1997, 1,083,000 shares were available for granting further options and options for 1,542,167 shares were outstanding at $4.00 to $8.00 per share, of which options for 1,040,167 were exercisable. During 1997 10,000 shares became void upon employee separations. There was no exercises of stock options during fiscal year 1997. During fiscal year 1996, 134,833 shares were exercised at $4.25 per share and options for 527,500 shares became void upon employee separations. There were no exercises of stock options during fiscal years 1995 and 1994. The Company anticipates that all options will be canceled upon Bankruptcy Court confirmation of a plan of reorganization. The Company does not expect any issuance or exercise of additional stock options.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

NON-EMPLOYEE DIRECTORS' PLAN

     The Directors' Plan provides for the grant of stock options to the persons who are members of the Board of Directors and who at the time they joined the Board of Directors were not employees of the Company or any of its affiliates ("Non-Employee Directors"). The Committee will administer the Directors' Plan. Each of the Non-Employee Directors will receive an option to purchase 37,500 shares of Common Stock, provided that in the case of one director, the Company has committed to grant options for the purchase of 75,000 shares. Such options will vest in three equal annual installments commencing on the first anniversary of such Non-Employee Director's election. The options of Non-Employee Directors who joined the Board prior to completion of the IPO are exercisable at $4.25 per share, the fair market value of the Common Stock on the date of grant and of those non-employee directors elected after the IPO are exercisable at the fair market value of the Common Stock on the date of grant. Options granted under the Director's Plan may not be exercised more than ten years after the date of adoption of the Director' Plan. In the event of a change of control (as defined in the Directors' Plan), the date on which all options outstanding under the Directors' Plan may first be exercised is accelerated.

     At December 28, 1997, 1,083,000 shares were available for granting further options and options for 340,000 shares were outstanding at $2.00 to $4.625 per share, of which options for 180,000 were exercisable. No options were exercised during 1997. Options for 10,000 shares were exercised during fiscal year 1996 and no options were exercised during fiscal years 1995 and 1994. The Company anticipates that all options will be canceled upon Bankruptcy Court confirmation of a plan of reorganization. The Company does not expect any issuance or exercise of additional stock options prior to plan confirmation.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In accordance with the anticipated cancellation of all stock options pursuant to the restructuring described in Note 10, no Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" pro forma disclosures have been made.

(13) PURCHASE OF VEGAS WORLD HOTEL & CASINO ASSETS

     On June 1, 1994, Grand assigned to the Company and the Company then exercised an option to acquire for $50.8 million ("Purchase Price") certain assets ("Vegas World Assets") of Vegas World, principally land, buildings, furniture and equipment. On November 4, 1994, the Company closed on the purchase of Vegas World Assets. The Vegas World Assets were then leased back to Stupak under a triple net lease. Rental payments under the lease, which expired upon the closing of Vegas World, were de minimis. The Vegas World Assets were recorded at the closing of the purchase of Vegas World's net book values. In addition to the Vegas World Asset purchase, on November 4, 1994, the Company purchased $1,725,000 in additional land and buildings from Stupak. The excess of the purchase prices over the net book values of the assets acquired, which amounted to $19,222,963, was recorded as a preferential distribution to Stupak. The Vegas World Assets purchased as described above, included certain gaming equipment that was not transferred at the time of sale. A portion of this equipment and cash received in lieu of the equipment was reflected in the consolidated financial statements as a reduction in the preferential distribution to Stupak.

     In connection with the closing of the Vegas World Assets purchase, $5.1 million was disbursed for closing costs and to pay off existing mortgages and the Company issued non-interest bearing promissory notes to Stupak in the amount of $46,728,484. The consolidated financial statements reflect the offset of the Stupak advances and the non-interest bearing promissory notes.

     The liabilities retained by Stupak in connection with the Vegas World Asset purchase were principally comprised of accounts payable and accrued expenses and certain obligations for presold vacation packages

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES consisting of goods and services (cash, casino action, hotel room nights, beverages at casino bars, show tickets, admissions to the Tower upon opening and certain other goods and services), to be provided in the future.

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

     The Company had agreed to provide the goods and services to customers holding unused vacation packages upon the opening of the Tower project so long as the escrow remains in good standing. The arrangement anticipated the Company invoicing and being reimbursed by the escrow fund for "one visit" vacation packages at an agreed upon fixed cost, which may be more or less than the Company's actual cost to provide such facilities and services. The escrow will further be charged the actual cost of providing goods and services for "multiple visit" vacation packages. Certain goods and services (agreed upon numbers of hotel room nights, admissions to the Tower and beverages at casino bars) were provided by Stratosphere without reimbursement. In conjunction with Stupak providing all other benefits relating to these vacation packages. The cost of providing these services was not expected to be material to the Company's results of operations in the periods the services are provided. The Company ceased servicing vacation packages on January 13, 1997, as a result of insufficient assets to the escrow. The ability of the Company to provide its resort as a facility for servicing the vacation packages in the future is dependent on the Company and Stupak being able to make adequate arrangements that would be subject to Bankruptcy Court approval.

(14) GRAND AGREEMENT

     In June 1994, Grand and the Company entered into an agreement (the "Management and Development Agreement") which provided that Grand would, among other things, supervise the design, development, construction and commencement of the Company's operations (the "Opening"). Pursuant to the Management and Development Agreement, prior to the opening, Grand provided the necessary personnel to oversee and manage the development of the entire project. From the opening on April 29, 1996, upon the Company's request, Grand continued to provide consulting services until such services were terminated as of the Petition Date.

(15) INCOME TAXES

     The income tax benefit attributable to losses from operations for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                                      1997        1996        1995
                                                      ----        ----        ----
Current..........................................    $    --    $      --    $    --
Deferred benefit.................................     (6,104)    (122,095)    (1,632)
Increase in deferred tax asset valuation
  allowance......................................      6,104      122,095      1,632
                                                     -------    ---------    -------
                                                     $    --    $      --    $    --
                                                     =======    =========    =======

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company is as follows at December 28, 1997 and December 29, 1996 (in thousands):

                                                            1997           1996
                                                            ----           ----
Deferred tax assets (liabilities):
  Current:
  Allowance for doubtful accounts.....................    $     103      $      66
  Progressive jackpots................................          108            258
  Accrued vacation, workers' compensation.............         (511)         1,753
  Outstanding chip and token liability................           80            189
  Other...............................................         (897)            --
                                                          ---------      ---------
                                                             (1,117)         2,266
                                                          ---------      ---------
Long-term:
  Depreciation........................................      (11,017)        (1,060)
  Pre-opening costs...................................        5,579          7,252
  Allowance for doubtful accounts.....................        1,101          1,042
  Excess of tax over book basis of assets acquired in
     connection with Vegas World Asset Purchase.......        6,850          6,850
  Excess of tax over book basis of assets due to write
     down of assets...................................       98,338        103,581
  Net operating loss carryforward.....................       35,932          9,631
                                                          ---------      ---------
                                                            136,783        127,296
                                                          ---------      ---------
  Total deferred taxes................................      135,666        129,562
  Valuation allowance.................................     (135,666)      (129,562)
                                                          ---------      ---------
                                                          $      --      $      --
                                                          =========      =========

     The Company recorded a valuation allowance at December 28, 1997, December 29, 1996 and December 31, 1995, relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

     The provision (benefit) for income taxes differs from the amount computed at the federal statutory rate as a result of the following at December 31:

                                                            1997       1996       1995
                                                            ----       ----       ----
Federal statutory rate..................................    (35)%      (35)%      (35)%
Permanent differences...................................
Increase in deferred tax asset valuation allowance......     35%        35%        35%
                                                            ---        ---        ---
                                                             --%        --%        --%
                                                            ===        ===        ===

     As of December 28, 1997, the Company has a net operating loss carryforward of approximately $102.7 million. The availability of the net operating loss carryforward will be subject to the tax consequences of the final plan of reorganization approved by the Bankruptcy Court.

(16) RELATED PARTY TRANSACTIONS

     Pursuant to the Completion Guarantee under the Indenture to the First Mortgage Notes the Company borrowed $50.0 million from Grand Casinos Inc. as of December 29, 1996. The loan is subordinate to the First Mortgage Notes and capital lease obligations and accrued interest at the rate of 14 1/4% up to the Petition Date.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

This liability is classified under the caption liabilities subject to compromise in the consolidated balance sheet at December 28, 1997.

     Further, pursuant to the Memorandum of Agreement, Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20 million in new equity through the purchase of Capital Stock (other than Disqualified Stock), on non-cumulative bases, in each of the first three years following the time that the Stratosphere Tower Project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is Operating as long as the Company's Consolidated Cash Flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollar basis, any shortfall in the Company's Consolidated Cash Flow. The maximum commitment for the three years would be $60 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary, through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company would retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate.

     On February 19, 1998, the Bankruptcy Court determined that the Standby Equity Commitment was an executory contract that the Company could not assume due to its inability to perform and therefore, it was determined that the Company could not compel Grand to perform under its obligation pursuant to the agreement.

     In connection with the Management and Development Agreement previously discussed in Note 14, the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 and $414,000 during the fiscal years ended 1996 and 1995, respectively. No such fees were paid during fiscal year 1997.

     In connection with the construction of the Company's facility and its normal operations, approximately $187,041, $3,296,924 and $359,000 of fixed assets were purchased from Grand Media & Electronics, which is a wholly owned subsidiary of Grand Casinos, Inc. during the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

     During 1996 the Company billed Stupak $4,777,687, of which $1,000,000 was paid for amounts related to the Company providing its facility to service Stupak's vacation packages. Accordingly, the Company has reserved the unfunded amount of $2,977,687 in 1996. Stupak has disputed the billing and the escrow account set up to satisfy these obligations remains unfunded. The amount of the net receivable is classified as a related party receivable under other assets in the consolidated balance sheets.

(17) COMMITMENTS

     On July 30, 1997, the Bankruptcy Court approved management retention agreements ("Retention Agreements") for eleven of the Company's executives. The executives are divided into two groups for purposes of computing retention compensation pursuant to the Retention Agreement. The "Group One" executives consists of nine individuals who will receive additional monthly retention compensation of 5% of their annual salary effective May 1, 1997. The first three months of retention compensation is placed in escrow for the executive and is payable on the earlier of (i) an involuntary termination or, (ii) ninety days after a sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. After the initial three month period, the amount of continuing retention compensation is accrued monthly and paid quarterly until the earlier of the termination of the executive, the sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. In addition, the executive is entitled to receive three months base salary upon an involuntary termination or if the executive's title or job responsibilities are substantially diminished upon conclusion of a change in ownership.

     On January 23, 1998, the Bankruptcy Court approved Retention Agreements for "group two" executives. The group two executives (two individuals) will have an amount equal to 100% of their annual compensation as of May 1, 1997, placed in escrow as additional compensation payable on the earlier of (i) an involuntary

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES termination or, (ii) ninety days after a sale of the Company or (iii) upon confirmation of a plan of reorganization by the Bankruptcy Court. Consistent with group one, the executives are not entitled to the compensation upon a voluntary termination.

     The Company began reflecting the costs associated with the Retention Agreements in its consolidated financial statements beginning July 30, 1997, at which time the Company believes the benefits of such agreements began to be realized. The expenses recorded in connection with the Retention Agreements is classified to "Reorganization items."

(18) CONTINGENCIES

     On January 27, 1997, the Company and its wholly-owned subsidiary Stratosphere Gaming Corporation filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada assumed jurisdiction over the assets of the Company and SGC. The Company and SGC are acting as debtors-in-possession on behalf of their respective bankruptcy estates, and are authorized as such to operate their business subject to bankruptcy court supervision.

     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (a former officer and director of the Company and officer and director of Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer and current director of the Company), Thomas G. Bell (a director of the Company), Andrew S. Blumen (an officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleges that the defendants made misrepresentations and engaged in other wrongdoings.

     In addition to the Caesar case, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube, a former director of the Company and also a former officer and director of Grand) have been filed by the following plaintiffs: Regina Peltz on August 13, 1996; Ronald Stengel on August 13, 1996; Robert Johnson on September 19, 1996; David Vallee on September 25, 1996; Anthony L. Poli on October 7, 1996; Darrell Russell and Gail Russell on October 7, 1996; Mitchell Gordon on October 7, 1996; and James J. Enright, Jr., on October 28, 1996. These complaints purport to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaints allege that the defendants made misrepresentations and engaged in other wrongdoings. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley
M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleges causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995, and July 26, 1996. The litigation is brought on behalf of a putative class of purchasers of Stratosphere Corporation securities during that time period. The Consolidated and Amended Class Action Complaint does not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing and because any claims of plaintiffs against the Company will be resolved in the bankruptcy proceedings. On February 25, 1997, Grand and certain individual defendants filed a motion to dismiss the complaint. The court on May 21, 1997, dismissed the complaint finding that plaintiffs complaint failed to specifically allege facts supporting claims made by plaintiffs in connection with certain documents issued as certain public statements made by the Company. On July 25, 1997, the court amended its May 21 order providing plaintiffs with the opportunity to submit an amended complaint. The plaintiffs have since filed an

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES amended complaint and the defendants named in the amended complaint have again filed a motion to dismiss complaint. Discovery and other proceedings have been stayed pending the court's ruling on that motion.

     On March 14, 1997, the plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the context of the Company's bankruptcy proceedings in the United States Bankruptcy Court for the District of Nevada. The Securities Litigation Claimants allege that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995, and July 22, 1996, in violation of the federal securities laws and Nevada law. These claims are scheduled to be determined in an estimation proceeding in the bankruptcy court. A hearing in the estimation proceeding was scheduled to begin on May 5, 1997, but was canceled.

     On August 16, 1996, a complaint was filed in District Court , Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman and Stanley Taube. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrongdoing. The court has granted the Company's motion to stay this litigation pending the outcome of the federal shareholder litigation.

     On April 3, 1994, a complaint was filed in the United States District Court for the District of Nevada (Harvey J. Cohen, et al. v. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. By Order filed April 10, 1995, the district court dismissed the federal securities law claims with prejudice and dismissed the common law claims without prejudice. On May 3, 1995, the plaintiffs filed a notice of appeal of the district court's order with the United States Court of Appeals for the Ninth Circuit. The complaint purported to seek relief in connection with the Company's initial public offering (the "IPO"), each consisting of one share of Common Stock and one warrant, on behalf of two classes of plaintiffs for unspecified monetary damages. The complaint alleged that the defendants made misrepresentations, breached a contract and engaged in other wrongdoing in connection with the IPO, so that the defendants and their affiliates, associates and friends could, while avoiding all economic risk, purchase the IPO Units in the IPO rather than one plaintiff class, and that this alleged conduct caused a second dealer to lose out on other profits it allegedly deserved. The Court of Appeals affirmed the district court's order.

     On or about August 29, 1995, a complaint was filed in the District Court, Clark County, Nevada (Harvey J. Cohen, et al. vs. Stratosphere Corporation, et al.) against the Company, Mr. Stupak, Lyle Berman, Grand and others. The complaint purports to represent a class of plaintiffs and seeks relief for misrepresentation, breach of contract and tortious interference with contract regarding the IPO. The parties have stipulated to dismiss this suit.

     On or about June 15, 1995, the case of City of Las Vegas Downtown Redevelopment Agency vs. Crockett et al. and on or about November 8, 1995, the court in the case of City of Las Vegas Downtown Redevelopment Agency vs. Mouldon et al. dismissed these complaints based upon the City's lack of legal justification to condemn these properties. Both cases appealed to the Nevada Supreme Court where a decision is pending. On January 23, 1998, the Supreme Court issued an Order of Limited Remand ordering an evidentiary hearing on whether the Company intends to reject or accept the Owner Participation Agreement and should the Company reject, whether the City intends to purchase the subject properties.

     The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe the above described legal actions will have a material adverse effect on the consolidated financial statements. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the Company

             NAME                  AGE                              POSITION
             ----                  ---                              --------
Andrew S. Blumen...............    45     Executive Vice President, General Counsel, Secretary and
                                          Director
Thomas A. Lettero..............    41     Vice President Administration and Chief Financial Officer
Robert A. Maheu................    80     Vice Chairman of the Board of Directors
Thomas G. Bell.................    71     Director

     Andrew S. Blumen has been Vice President, General Counsel, Secretary and a director of the Company since its formation in January 1993 and, in November 1993, became Executive Vice President. Since July 31, 1997, Mr. Blumen and Mr. Lettero have shared the responsibilities of the President and Chief Executive Officer as that position remains vacant. From April 1989 until February 1, 1995, he was the Director of Operations and General Counsel for Vegas World and all enterprises owned by Mr. Stupak. From 1983 through 1989, he was engaged in the private practice of law in the State of Nevada. Mr. Blumen was granted a Nevada gaming license in 1994. Stratosphere Corporation and its wholly-owned subsidiary, Stratosphere Gaming Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

     Thomas A. Lettero has been Vice President Administration and Chief Financial Officer of the Company since December 1994. Since July 31, 1997, Mr. Blumen and Mr. Lettero have shared the responsibilities of the President and Chief Executive Officer as that position remains vacant. From March 1994 until December 1994, Mr. Lettero was the Vice President and Chief Financial Officer at Palace Casinos, Inc. ("Palace") in Las Vegas, Nevada. Palace filed for Chapter 11 Bankruptcy in December 1994. From February 1993 until March 1994, Mr. Lettero served as Vice President of Casino Marketing Administration of MGM Grand Hotel Casino in Las Vegas, Nevada. From March 1992 until February 1993, Mr. Lettero served as Executive Vice President and Chief Financial Officer of HP Casino Management L.P. ("HP") in Golden, Colorado, the owner and operator of three Bullwacker casinos in Central City and Blackhawk, Colorado. At HP, as a licensed operator, Mr. Lettero was responsible for opening the properties, all marketing efforts and daily operations. From September 1990 until March 1992, Mr. Lettero served as Chief Financial Officer of Main Street Station in Las Vegas, Nevada. Main Street Station filed for Chapter 11 Bankruptcy in December 1991, which was converted into a Chapter 7 liquidation in September 1992. From May 1989 until September 1990, Mr. Lettero served as Director of Operational Accounting of Mirage Hotel and Casino in Las Vegas, Nevada. Stratosphere Corporation and its wholly-owned subsidiary, Stratosphere Gaming Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

     Robert A. Maheu has been Vice Chairman of the Board of Directors since March 1993. For more than the past five years, Mr. Maheu has been the owner and President of Robert A. Maheu Associates, a specialized management consulting firm based in Las Vegas, Nevada. Mr. Maheu has been responsible for the operation of seven Las Vegas casino/hotels. Mr. Maheu was a director of Crowne Ventures, Inc. and has served as its Chairman of the Board from October 1995 to June 1997. In January 1998 Mr. Maheu became a founder of Global Intelligence Network, an international intelligence gathering organization servicing businesses worldwide.

     Thomas G. Bell has been a director of the Company since December 1993. For more than the past six years, Mr. Bell has been engaged in the private practice of law, principally in the State of Nevada.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company and for each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                                               AWARDS
                                                                                            ------------
                                                                 ANNUAL COMPENSATION         SECURITIES
                                                                ----------------------       UNDERLYING
           NAME AND PRINCIPAL POSITION                YEAR      SALARY $      BONUS $       OPTIONS (#)
           ---------------------------                ----      --------      -------       -----------
Lyle Berman,......................................    1997            --            --             --
  Former Chief Executive Officer(a)                   1996            --            --             --
                                                      1995            --            --             --
Richard Schuetz(b)................................    1997       283,846        94,615             --
  Former President and Chief Executive Officer        1996       173,077        57,692             --
David R. Wirshing(c)..............................    1997            --            --             --
  Former President                                    1996       233,331       120,000        200,000(d)
                                                      1995       400,000            --             --
Andrew S. Blumen(e)...............................    1997       225,000            --             --
  Executive Vice President and General Counsel        1996       225,000        55,000             --
                                                      1995       199,039            --        200,000
Thomas A. Lettero(e)..............................    1997       200,000            --             --
  Chief Financial Officer                             1996       188,462        55,000             --
                                                      1995       159,615            --             --

-------------------------
(a) Mr. Berman became Chief Executive Officer in July 1994. Mr. Berman is a director, executive officer and principal stockholder of Grand. Mr. Berman resigned as Chairman of the Board and Chief Executive Officer in July 1997.

(b) Mr. Schuetz became President and Chief Executive Officer in October 1996 and resigned as such in July 1997.

(c) Mr. Wirshing resigned as President and member of the Board of Directors in July 1996.

(d) Represents severance payable pursuant to the Separation Agreement. Approximately $167,000 of severance was paid in fiscal year 1996, and the remaining $33,000 has been paid during fiscal year 1997.

(e) Effective July 31, 1997, Mr. Blumen and Mr. Lettero jointly assumed the responsibilities of President and Chief Executive Officer, a position which remains vacant.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                               INDIVIDUAL GRANTS                                  VALUE OF ASSUMED
                                  --------------------------------------------                    ANNUAL RATES OF
                                   NUMBER OF     PERCENTAGE OF                                      STOCK PRICE
                                  SECURITIES     TOTAL OPTIONS                                    APPRECIATION FOR
                                  UNDERLYING      GRANTED TO      EXERCISE OF                      OPTION TERM(2)
                                    OPTION       EMPLOYEES IN      BASE PRICE     EXPIRATION    --------------------
              NAME                GRANTED (#)     FISCAL YEAR     ($/SHARE)(3)       DATE       5%($)        10%($)
              ----                -----------    -------------    ------------    ----------    -----        ------
Lyle Berman.....................      --              --               --             --          --           --
Richard Schuetz.................      --              --               --             --          --           --
Andrew S. Blumen................      --              --               --             --          --           --
Thomas A. Lettero...............      --              --               --             --          --           --

                         FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF UNEXERCISED OPTIONS
                                                               AT FY-END (#)
                                                       -----------------------------
                        NAME                             EXERCISABLE/UNEXERCISABLE
                        ----                             -------------------------
Lyle Berman..........................................               0/0
Richard Schuetz......................................               0/0
David R. Wirshing....................................         400,000/0
Andrew S. Blumen.....................................         140,000/160,000
Thomas A. Lettero....................................          60,000/40,000

                           10-YEAR OPTION REPRICINGS

                                   NUMBER OF
                                   SECURITIES
                                   UNDERLYING    MARKET PRICE OF    EXERCISE PRICE                  LENGTH OF ORIGINAL
                                  OPTIONS/SARS   STOCK AT TIME OF     AT TIME OF                       OPTION TERM
                                  REPRICED OR      REPRICING OR      REPRICING OR    NEW EXERCISE   REMAINING AT DATE
                                    AMENDED         AMENDMENT         AMENDMENT         PRICE        OF REPRICING OR
        NAME             DATE         (#)              ($)               ($)             ($)            AMENDMENT
        ----             ----     ------------   ----------------   --------------   ------------   ------------------
Lyle Berman..........        --          --              --                --              --                  --
Richard Schuetz......        --          --              --                --              --                  --
David R. Wirshing....  08/15/96     400,000            3.00             3.875            3.00            10 years
Andrew S. Blumen.....        --          --              --                --              --                  --
Thomas A. Lettero....        --          --              --                --              --                  --

     Effective August 15, 1996, the Company and Mr. Wirshing entered into a Separation Agreement (the "Separation Agreement"), pursuant to which options to purchase 500,000 shares of the Company's Common Stock at $3.875 per share (the "Old Options") originally granted in connection with Mr. Wirshing's employment agreement, as to which 300,000 of such stock options had vested, were canceled. In consideration of the cancellation of the Old Options and the other terms and conditions contained in the Separation Agreement, the Company granted Mr. Wirshing fully vested options of 400,000 shares at an exercise price of $3.00 per share, representing the fair market value of the Company's Common Stock on the date of grant.

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

The Wirshing Agreement also provided that the Company would advance to Mr. Wirshing the amount (up to $500,000) of any note payable issued to Mr. Wirshing by his former employer in payment of his equity interest in such former employer, provided such note was assignable. Mr. Wirshing's former employer has not issued, nor will issue, a note payable to Mr. Wirshing. The Wirshing Agreement further provided that Mr. Wirshing would be entitled to receive other employee benefits of the Company, including incentive compensation as determined by the Company's Board of Directors. The Wirshing Agreement was terminable by either the Company or Mr. Wirshing at any time or for any reason. Effective August 15, 1996, the Company and Mr. Wirshing entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, substantially all the terms of the Wirshing Agreement were terminated and the Company paid Mr. Wirshing approximately $130,000 of severance during the fiscal year ended December 29, 1996, and $46,000 of severance compensation was paid to Mr. Wirshing during fiscal 1997. The Separation Agreement also contains limited mutual releases from liability and provides for the cancellation of options to purchase 500,000 shares of the Company's Common Stock originally granted in connection with the Wirshing Agreement, of which 300,000 of such stock options had vested, in exchange for the granting of fully vested options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00, (the fair market value of the Company's Common Stock on the date of grant). Severance payments, pursuant to the Separation Agreement, ceased as of the Petition Date.

     The Company and Mr. Blumen entered into a one year employment agreement as of January 2, 1995. Such agreement provided that Mr. Blumen would serve as Executive Vice President and be paid base compensation of $225,000 annually. Pursuant to such agreement, the Company granted Mr. Blumen options to purchase 200,000 shares of the Common Stock at an exercise price of $4.00 per share, the fair market value of the Company's Common Stock on the date of the grant. Mr. Blumen previously received options to purchase 100,000 shares of Common Stock at an exercise price of 4.25 per share. The options vest ratably over five years. Under the agreement, Mr. Blumen was to be entitled to receive other employee benefits of the Company, including incentive compensation as determined by the Company's Board of Directors. The agreement was terminable by either the Company or Mr. Blumen at any time for any reason, and if such termination was for any reason other than cause (as defined in such agreement) prior to January 2, 1996, Mr. Blumen would have been entitled to receive his base compensation for a period of twelve months from the date of such termination.

     On July 30, 1997, the Company entered into and the Bankruptcy Court approved Retention Agreements for eleven of the Company's non official director management executives. The executives are divided into two groups for purposes of computing retention compensation pursuant to the Retention Agreement. The "group one" executives consist of nine individuals who will receive additional monthly retention compensation of 5% of their annual salary effective May 1, 1997. The first three months of retention compensation is placed in escrow for the executive and is payable on the earlier of (i) an involuntary termination or, (ii) ninety days after a sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. After the initial three month period, the amount of continuing retention compensation is accrued monthly and paid quarterly until the earlier of the termination of the executive, the sale of the Company or confirmation of a plan of reorganization by the Bankruptcy Court. In addition, the executive is entitled to receive three months base salary upon an involuntary termination or if the executive's title or job responsibilities are substantially diminished upon conclusion of a change in ownership.

     On January 23, 1998, the Bankruptcy Court approved Retention Agreements for "group two" executives. The group two executives (two individuals) will have an amount equal to 100% of their annual compensation as of May 1, 1997, placed in escrow as additional compensation payable on the earlier of (i) an involuntary termination or, (ii) ninety days after a sale of the Company or (iii) upon confirmation of a plan of reorganization by the Bankruptcy Court. Consistent with group one, the executives are not entitled to the compensation upon a voluntary termination.

DIRECTOR COMPENSATION

     Each director of the Company who is not an employee of the Company, Grand or any of their affiliates receives $1,000 for any board meeting or committee meeting attended. Employees of the Company, Grand or any of their affiliates will receive no additional compensation for service as a director or committee member. All directors will be reimbursed for expenses incurred in attending board or committee meetings. In addition to meeting fees, beginning during fiscal year 1997 Messrs. Bell and Maheu each received $10,000 per quarter for their service on the Committee of Independent Directors. Thomas Hantges served as a director of the Company from August 14, 1997 to January 5, 1998. Mr. Hantges received $10,000 during his tenure on the Company's Board of Directors in addition to the $1,000 fee for each board meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Until July 31, 1997, the Compensation Committee consisted of Lyle Berman and Stanley M. Taube, former directors of the Company. Mr. Berman is Chairman of the Board of Directors for Grand and Mr. Taube is a former director of Grand and Neil I. Sell, a former director of the Company, is a director of Grand. Since the resignation of these directors on July 31, 1997, the compensation committee has consisted of Mr. Bell and Mr. Maheu.

     Mr. Sell is a partner in the law firm of Maslon Edelman Borman & Brand, LLP, which has rendered legal services to the Company.

     In 1994 the Company purchased substantially all of the assets of the Vegas World Hotel & Casino (the "Vegas World Assets") from Mr. Bob Stupak, a former director and principal stockholder of the Company. The liabilities retained by Mr. Stupak in connection with the purchase of the Vegas World Assets were principally comprised of accounts payable and accrued expenses and obligations for presold vacation packages consisting of goods and services (cash, casino chips and slot tokens, hotel room nights, beverages at casino bars, show tickets, admissions to the Tower and certain other goods and services). The Company did not assume nor did it agree to assume the obligations related to presold vacation packages pursuant to the acquisition of the Vegas World Assets, and such obligations remain the obligation of Mr. Stupak. The Company agreed, however, for the account of Mr. Stupak and at his expense, to continue to provide facilities (but only to the extent the Company operates such facilities), for Vegas World to fulfill its obligation under an agreement between Vegas World and Vacation Club, Inc. Mr. Stupak is the sole stockholder of Vacation Club, Inc. Mr. Stupak agreed to provide sufficient funds, pursuant to an escrow agreement executed by the parties, to compensate the Company for providing benefits to holders of vacation packages Stupak previously sold. During fiscal years 1996 and 1997 the Company billed Mr. Stupak $4,867,930 of which $1,000,000 was paid for amounts related to the Company providing its facility to service Mr. Stupak's vacation packages. Accordingly, the Company has reserved the underfunded amount of $3,867,930 in 1996. Bob Stupak has disputed the billing and the escrow account set up to satisfy these obligations is under funded. As a result of the currently underfunded escrow account, and no apparent ability or intent on the part of Mr. Stupak to adequately fund the escrow, the Company ceased providing a facility to service the vacation packages on January 13, 1997.

     On January 27, 1997, ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the Untied States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Debtors. Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision. The Debtors and Grand Casinos, Inc. ("Grand") filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997.

     The Plan and the various underlying agreements upon which it was predicated, included several conditions for it to become effective, some of which the Debtors could not ultimately satisfy. Because certain closing conditions could not be satisfied, the Debtors and Grand commenced discussions in early May 1997 regarding possible alternatives to the existing plan. Grand and the Debtors ultimately agreed upon the terms of an alternative restructuring plan. On June 20, 1997, the Debtors filed their First Amended Plan of Reorganization ("First Amended Plan") to implement the terms of this agreement.

     The First Amended Plan reserved the right for the Company's Board of Directors to entertain and accept competing proposals which would be economically more advantageous to the creditors of the debtor's estates. On or about July 15, 1997, the Debtors received a competing restructuring proposal from High River Limited Partnership and American Real Estate Partners, L.P. (collectively, "High River"), holders of a substantial portion of the Company's First Mortgage Notes. High River is controlled and managed by New York financier, Carl Icahn. After analyzing the High River proposal and negotiating certain modifications thereto, the independent members of the Company's Board of Directors preliminarily concluded that the High River proposal was a higher and better proposal than the First Amended Plan and thereafter determined not to proceed with the First Amended Plan. Lyle Berman, Stanley M. Taube and Neil I. Sell, were directors of Stratosphere Corporation through July 31, 1997, and with the exception that Mr. Taube resigned as an officer and director of Grand on February 22, 1998, are also directors of Grand. Lyle Berman is also Chairman of the Board of Grand. Mr. Berman, Mr. Taube and Mr. Sell resigned as directors of Stratosphere Corporation on July 31, 1997.

     Grand is actively involved in the gaming industry. Casinos owned or managed by Grand may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Grand for future business opportunities. While the Company and Grand intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand may not be presented to the Company. Grand will have no effective control over reorganized Stratosphere Corporation and will not own any equity in the reorganized entity.

     On July 1, 1994, Grand and the Company entered into a Management and Development Agreement, which provided that Grand would among other things, supervise the design, development, construction and opening of Stratosphere. Pursuant to the Management and Development Agreement, prior to the opening of Stratosphere, Grand provided the necessary personnel to oversee and manage the development of the entire project. The Company reimbursed Grand for the "cost" of providing such services, which for purposes of the Management and Development Agreement, was defined as two times the hourly rate of Grand personnel (calculated on an hourly basis) who are not directors of the Company, and for any out-of-pocket expenses at cost. No reimbursement was made for directors of the Company who are also employees of Grand. In connection with the Management and Development Agreement the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 during the fiscal year ended 1996. No fees were paid or incurred during fiscal year 1997. In connection with the construction of the Company's facility and its normal operations, approximately $3,842,965 of assets were purchased from Grand Media & Electronics, a wholly owned subsidiary of Grand Casinos, Inc. Purchases during fiscal year 1997 were $187,041.

     Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20.0 million in new equity through the purchase of certain equity securities, on non-cumulative basis, in each of the first three years following the time that the Stratosphere project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is operating as long as the Company's consolidated cash flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollars basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60.0 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate. On February 19, 1998, the Bankruptcy Court determined that the Standby Equity Commitment was an executory contract that the Company could not assume due to its inability to perform and therefore, it was determined that the Company could not compel Grand to perform under its obligation pursuant to the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 13, 1998, certain information regarding the beneficial ownership of shares of Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                                NUMBER OF
                            NAME                                  SHARES           PERCENT
                            ----                                ---------          -------
Grand Casinos, Inc..........................................    23,014,704(a)       39.4
  13705 First Avenue North
  Minneapolis, MN 55441
Bob Stupak..................................................     3,000,000(b)         .5
  2000 Las Vegas Blvd. South
  Las Vegas, NV 89104
Robert A. Maheu.............................................        95,000(c)          *
David R. Wirshing...........................................       400,000(d)          *
Andrew S. Blumen............................................       200,000(e)          *
Thomas G. Bell..............................................        47,500(f)          *
Lyle A. Berman..............................................            --             *
Stanley M. Taube............................................            --             *
Neil I. Sell................................................        37,500(g)          *
Thomas A. Lettero...........................................        60,000(h)          *
All directors and executive officers (as a group four
  persons)..................................................       440,000(i)         .8

-------------------------
 *  Less than 1%

(a) Based on the most recent Schedule 13D on file with the Securities and Exchange Commission.

(b) Based on number of shares held in escrow.

(c) Includes 95,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(d) Represents 400,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(e) Represents 200,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(f) Represents 47,500 shares issuable upon exercise of stock options that are exercisable within 60 days.

(g) Includes 37,500 shares issuable upon exercise of stock options that are exercisable within 60 days. Does not include shares beneficially owned by Grand. Mr. Sell is a director of Grand.

(h) Includes 60,000 shares issuable upon exercise of stock options exercisable within 60 days.

(i) Includes 440,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 28, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1994 the Company purchased substantially all of the assets of the Vegas World Hotel & Casino (the "Vegas World Assets") from Mr. Bob Stupak, a former director and principal stockholder of the Company. The liabilities retained by Mr. Stupak in connection with the purchase of the Vegas World Assets were principally comprised of accounts payable and accrued expenses and obligations for presold vacation packages consisting of goods and services (cash, casino chips and slot tokens, hotel room nights, beverages at casino bars, show tickets, admissions to the Stratosphere Tower and certain other goods and services). The Company did not assume nor did it agree to assume the obligations related to presold vacation packages pursuant to the acquisition of the Vegas World Assets, and such obligations remain the obligation of Mr. Stupak. The Company agreed, however, for the account of Mr. Stupak and at his expense, to continue to provide facilities (but only to the extent the Company operates such facilities), for Vegas World to fulfill its obligation under an agreement between Vegas World and Vacation Club, Inc. Mr. Stupak is the sole stockholder of Vacation Club, Inc. Mr. Stupak agreed to provide sufficient funds, pursuant to an escrow agreement executed by the parties, to compensate the Company for providing benefits to holders of vacation packages Stupak previously sold. During fiscal years 1996 and 1997, the Company billed Mr. Stupak $4,867,930 of which $1,000,000 was paid for amounts related to the Company providing its facility to service Mr. Stupak's vacation packages. Accordingly, the Company reserved the underfunded amount of $3,867,930 in 1996. Stupak has disputed the billing and the escrow account set up to satisfy these obligations is under funded. As a result of the currently underfunded escrow account, and no apparent ability or intent on the part of Mr. Stupak to adequately fund the escrow, the Company ceased providing a facility to service the vacation packages on January 13, 1997. The Company, in the form of a cross-claim, has filed an action to recover those funds left in the escrow account and for payment of the balance due and owing to the Company by Stupak.

     On January 27, 1997, Stratosphere Corporation and SGC filed voluntary petitions for Chapter 11 Reorganization pursuant to the Untied States Bankruptcy Code. As of that date, the Bankruptcy Court assumed jurisdiction over the assets of these Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

     The Debtors and Grand filed a Joint Plan of Reorganization (the "Plan") on January 27, 1997. The Plan and the various underlying agreements upon which it was predicated, included several conditions for it to become effective, some of which the Debtors could not ultimately satisfy. Because certain closing conditions could not be satisfied, the Debtors and Grand commenced discussions in early May 1997 regarding possible alternatives to the existing plan. Grand and the Debtors ultimately agreed upon the terms of an alternative restructuring plan. On June 20, 1997, the Debtors filed their First Amended Plan of Reorganization ("First Amended Plan") to implement the terms of this alternative restructuring plan.

     The First Amended Plan reserved the right for the Company's Board of Directors to entertain and accept competing proposals which would be economically more advantageous to the creditors of the Debtors estates. On or about July 15, 1997, the Debtors received a competing restructuring proposal from High River Limited Partnership and American Real Estate Partners, L.P. (collectively, "High River"), holders of a substantial portion of the Company's First Mortgage Notes. High River is controlled and managed by New York financier, Carl Icahn. After analyzing the High River proposal and negotiating certain modifications thereto, the independent members of the Company's Board of Directors preliminarily concluded that the High River proposal was a higher and better proposal than the First Amended Plan and thereafter determined not to proceed with the First Amended Plan. Lyle Berman, Stanley M. Taube and Neil I Sell, were directors of Stratosphere Corporation through July 31, 1997, and with the exception that Mr. Taube resigned as an officer and director of Grand on February 22, 1998, are also directors of Grand. Lyle Berman is also an executive officer of Grand. Mr. Berman, Mr. Taube and Mr. Sell resigned as directors of Stratosphere Corporation on July 31, 1997.

     Grand is actively involved in the gaming industry. Casinos owned or managed by Grand may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Grand for future business opportunities. While the Company and Grand intend to pursue other business opportunities, there is no agreement regarding conflicts of interest, and such additional business opportunities available to Grand may not be presented to the Company. Grand will have no effective control over reorganized Stratosphere Corporation and will not own any equity in the reorganized entity.

     On July 1, 1994, Grand and the Company entered into a Management and Development Agreement, which provided that Grand would among other things, supervise the design, development, construction and opening of Stratosphere. Pursuant to the Management and Development Agreement, prior to the opening of Stratosphere, Grand provided the necessary personnel to oversee and manage the development of the entire project. The Company reimbursed Grand for the "cost" of providing such services, which for purposes of the Management and Development Agreement, was defined as two times the hourly rate of Grand personnel (calculated on an hourly basis) who are not directors of the Company, and for any out-of-pocket expenses at cost. No reimbursement was made for directors of the Company who are also employees of Grand. In connection with the Management and Development Agreement the Company paid Grand consulting fees and reimbursed expenses totaling $2,318,873 during the fiscal year ended 1996. No fees were paid or incurred during fiscal year 1997. In connection with the construction of the Company's facility and its normal operations, approximately $3,842,965 of assets were purchased from Grand Media & Electronics, a wholly owned subsidiary of Grand Casinos, Inc. Purchases during fiscal year 1997 were $187,041. Actions have been filed in Bankruptcy Court for the review of the payments of $2,318,873 and $3,842,965 to Grand and Grand Media & Electronics as improper preference amounts

     Grand also entered into a Standby Equity Commitment with the Company pursuant to which Grand may contribute to the Company up to $20.0 million in new equity through the purchase of certain equity securities, on non-cumulative basis, in each of the first three years following the time that the Stratosphere project is operating. Such funds would be contributed to the Company, up to $20.0 million of additional equity during each of the first three years Stratosphere is operating as long as the Company's consolidated cash flow does not reach $50.0 million, subject to certain terms and conditions to cover, on a dollar for dollars basis, any shortfall in the Company's consolidated cash flow. The maximum commitment for the three years would be $60.0 million. Funds for the Standby Equity Commitment would be made available, to the extent necessary through a rights offering of Common Stock, at a discount of approximately 50% from the then-current market price, to all stockholders of the Company; provided, however, that Grand would be obligated to purchase any such shares of Common Stock, in addition to its pro rata share as a stockholder of the Company, not so purchased by the other public stockholders. The Company will retain the right to obtain the equity funds which would otherwise be provided by the Standby Equity Commitment through other means deemed appropriate. On February 19, 1998, the Bankruptcy Court determined that the Standby Equity Commitment was an executory contract that the Company could not assume due to its inability to perform and therefore, it was determined that the Company could not compel Grand to perform under its obligation to the agreement.

     Neil I. Sell, a former director of the Company, is a partner in the law firm of Maslon Edelman Borman & Brand, a Professional Limited Liability Partnership, which has rendered legal services to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

     Included in Part II:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 28, 1997 and December 29,
        1996

        Consolidated Statements of Operations for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

        Consolidated Statements of Shareholders' Equity for the period from January 1, 1995 through December 28, 1997

        Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

        Notes to Consolidated Financial Statements

(a)(2) Supplemental Financial Statement Schedules

     All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3) Exhibits

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2(1)     Restructuring Agreement Regarding Pre-Negotiated Plan of
          Reorganization, dated January 6, 1997 by and among Grand
          Casinos, Inc., Stratosphere Gaming Corp. and the Company.(i)
 2(2)     Amended and Restated Investment and Reorganization Agreement
          among the Company, Stratosphere Gaming Corp. and Grand
          Casinos, Inc., dated as of June 20, 1997.(k)
 2(3)     The Company's First Amended Plan of Reorganization.(k)
 2(4)     Disclosure Statement to accompany the Company's Second
          Amended Plan of Reorganization.(l)
 2(5)     The Company's Restated Second Amended Plan of
          Reorganization, dated February 26, 1998.
 3(1)     Certificate of Incorporation of the Company, as amended.(a)
 3(2)     Bylaws of the Company, as amended and restated.(b)
 3(3)     Articles of Incorporation of the Operating Subsidiary.(c)
 3(4)     Bylaws of the Operating Subsidiary.(c)
 3(5)     Certificate of Designation of Series A Convertible
          Non-Voting Preferred Stock of the Company.(e)
 4(1)     Indenture dated March 9, 1995 between the Company, the
          Operating Subsidiary and American Bank National
          Association.(e)
 4(2)     Disbursement and Escrow Agreement dated March 9, 1995 among
          First Interstate Bank of Nevada, N.A., Lawyers Title of
          Nevada, Inc., American Bank National Association, the
          Company and Stratosphere Gaming Corp.(e)
 4(3)     Security Agreement dated March 9, 1995 between Stratosphere
          Gaming Corp. and American Bank National Association.(e)
 4(4)     Pledge Agreement dated March 9, 1995 between the Company and
          American Bank National Association.(e)

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 4(5)     Collateral Assignment between the Company and American Bank
          National Association.(e)
 4(6)     Contracting Party's Consent to Assignment.(e)
 4(7)     Notes Completion Guarantee dated March 9, 1995 between Grand
          Casinos, Inc. and American Bank National Association.(e)
 4(8)     Completion Guarantor Subordination Agreement March 9, 1995
          between Grand Casinos, Inc. and American Bank National
          Association.(e)
10(1)     Consulting Agreement, dated October 8, 1992 between Vegas
          World and Space Needle Corporation.(a)
10(2)     Design Agreement, dated December 7, 1992 between Vegas World and Bullock, Smith Partners, Inc.(a)
10(3)     Agreement, dated February 10, 1993 between the Company and
          Perini Building Company, Inc.(a)
10(4)     Amended and Restated Subscription Agreement dated February
          17, 1994 between the Company and BSE.(b)
10(5)     Agreement dated February 17, 1994 between the Company and
          Vegas World concerning parking facilities.(b)
10(6)     Agreement dated February 17, 1994 between the Company and
          Vegas World concerning group sales and related matters.(b)
10(7)     Agreement dated February 17, 1994 between the Company and
          Vegas World concerning lease of gaming operations.(b)
10(8)     Lease dated February 17, 1994 between the Company and Vegas
          World.(b)
10(9)     First Refusal Agreement dated February 17, 1994 between Bob
          Stupak and the Company.(b)
10(10)    1993 Stock Option Plan.(b)
10(11)    1993 Stock Option Plan for Non-Employee Directors.(b)
10(12)    Termination of Promotional Shares Agreement.(a)
10(13)    Agreement dated November 15, 1993 among the Company, Bob
          Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos
          Resorts, Inc.(a)
10(15)    Amendment to Agreement dated December 22, 1993 among the
          Company, Bob Stupak, Bob Stupak Enterprises, Inc. and Grand
          Casinos Resorts, Inc.(a)
10(16)    Letter Agreement dated January 25, 1994 among the Company,
          Bob Stupak, Bob Stupak Enterprises, Inc. and Grand Casinos
          Resorts, Inc.(a)
10(17)    Easement Agreement dated February 17, 1994 between the
          Company and Bob Stupak.(b)
10(18)    Agreement dated March 1994 between the Company and Taylor
          International Corporation.(b)
10(19)    Warrant Agreement dated February 22, 1994 between the
          Company and American Stock Transfer & Trust Company.(b)
10(20)    Sales Agent's Warrant Agreement dated February 23, 1994 by and between Yeager Securities, Inc. and the Company.(b)
10(21)    Letter Agreement dated as of June 1, 1994 between the
          Company, Grand Casinos, Inc., Grand Casinos Resorts, Inc.,
          Bob Stupak Enterprises, Inc. and Bob Stupak.(c)
10(22)    Deed of Trust, Assignment of Rents and Security Agreement
          dated as of March 9, 1995 by the Company in favor of
          American Bank National Association.(e)
10(23)    Owner Participation Agreement between the City of Las Vegas
          Downtown Redevelopment Agency and the Company.(c)
10(24)    Asset Purchase Agreement between Bob Stupak d/b/a Vegas
          World Hotel & Casino and the Company dated November 1,
          1994.(d)

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(25)    Purchase Agreement dated November 1, 1994 between Bob Stupak
          d/b/a Vegas World Hotel & Casino and the Company.(d)
10(26)    Unsecured Non-Negotiable Promissory Note dated November 4,
          1994 payable to Bob Stupak from the Company.(c)
10(27)    Escrow Agreement dated November 4, 1994 among the Company,
          Bob Stupak d/b/a Vegas World Hotel & Casino, and First
          Interstate Bank of Nevada, N.A.(d)
10(28)    Amendment to Purchase Agreement dated November 16, 1994
          between Bob Stupak, d/b/a Vegas World & Casino and the
          Company.(c)
10(29)    Amendment to June 1, 1994 Letter Agreement dated November
          16, 1994 between the Company, Grand Casino Resorts, Inc.,
          Grand Casino, Inc., Bob Stupak Enterprises, Inc. and Bob
          Stupak.(c)
10(30)    Management and Development Agreement dated July 1, 1994, by and between the Company and Grand.(c)
10(31)    Employment Agreement effective as of September 26, 1994 by and between the Company and David R. Wirshing.(c)
10(32)    Employment Agreement by and between the Company and Andrew
          S. Blumen.(c)
10(33)    Memorandum of Agreement dated as of the 16th of February,
          1995 by and among the Company and Grand Casinos, Inc.(c)
10(34)    Letter Agreement effective February 14, 1995 between the
          Company and The Gordon Company.(c)
10(35)    Standby Equity Commitment dated March 9, 1995 by and between
          Grand Casinos, Inc. and the Company.(c)
10(36)    Registration Rights Agreement dated March 9, 1995 by and
          among the Company and Donaldson, Lufkin & Jenrette
          Securities Corporation and Ladenburg, Thalmann & Co. Inc.(e)
10(37)    Assignment and Consent dated March 9, 1995 by the Company in favor of American Bank National Association consented to by
          Robert Stupak and Grand Casinos, Inc.(c)
10(38)    Unsecured Indemnity Agreement dated March 9, 1995 among the
          Company and American Bank National Association.(e)
10(39)    Development and Lease Agreement, dated March 11, 1996 by and between Strato-Retail, LLC and the Company.(f)
10(40)    Participation Agreement, dated as of April 29, 1996 by and among Stratosphere Gaming Corp., First Security Trust
          Company of Nevada, The Persons Listed on Schedule II, Bank
          of Scotland, First Interstate Bank of Nevada, Societe
          Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing &
          Capital Corporation and the Company.(g)
10(41)    Lease Agreement, dated as of April 29, 1996 by and between
          First Security Trust Company of Nevada and Stratosphere
          Gaming Corp.(g)
10(42)    Loan Agreement, dated as of April 29, 1996 by and among
          First Security Trust Company of Nevada, BA Leasing & Capital
          Corporation, Bank of Scotland, First Interstate Bank of
          Nevada, Societe Generale, Credit Lyonnais, Los Angeles
          Branch, and the Persons Listed on Schedule I.(g)
10(43)    Promissory Notes from the Borrower to the Various
          Lenders.(g)
10(44)    Trust Agreement, dated as of April 29, 1996 between
          Stratosphere Gaming Corp., as Grantor, and First Security
          Trust Company of Nevada, as Trustee.(g)
10(45)    Security Agreement and Assignment of Lease, dated as of
          April 29, 1996 between First Security Trust Company of
          Nevada and BA Leasing & Capital Corporation.(g)

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(46)    Guaranty, dated as of April 29, 1996 by the Company in favor of the Beneficiaries named therein.(g)
10(47)    Subordination Agreement, entered into as of April 29, 1996 by and among Stratosphere Gaming Corp., the Company, Grand
          Casinos, Inc., First Security Trust Company of Nevada, and
          BA Leasing & Capital Corporation.(g)
10(48)    Landlord Waiver and Consent.(g)
10(49)    Facility Lease by and Between Parent and Lessee.(g)
10(50)    Standstill and Amendment Agreement, dated as of October 30,
          1996 by and among Stratosphere Gaming Corp., First Security
          Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank,
          National Association, Societe Generale, Credit Lyonnais, Los
          Angeles Branch, BA Leasing & Capital Corporation and the
          Company.(h)
10(51)    Funding Agreement, dated as of September 27, 1996 by and
          among Grand Casinos, Inc., Stratosphere Gaming Corp. and the
          Company.(h)
10(52)    Letter Agreement, dated as of September 27, 1996 by and
          among Grand Casinos, Inc., Stratosphere Gaming Corp. and the
          Company.(h)
10(53)    Senior Executive Severance Agreement, dated as of September
          27, 1996 by and between Andrew Blumen and the Company.(h)
10(54)    Senior Executive Severance Agreement, dated as of September
          27, 1996 by and between Thomas Lettero and the Company.(h)
10(55)    Separation Agreement, dated effective as of August 15, 1996 by and between David R. Wirshing and the Company.(i)
10(56)    Senior Executive Severance Agreement, dated as of November
          19, 1996 by and between Richard Schuetz and the Company.(j)
10(57)    Restructuring Agreement Regarding Pre-Negotiated Plan of
          Reorganization, dated January 6, 1997 by and among Grand
          Casinos, Inc., Stratosphere Gaming Corp. and the Company.(i)
10(58)    Senior Executive Retention Agreement, dated as of January 23 by and between Thomas Lettero and the Company.
10(59)    Senior Executive Retention Agreement, dated as of January 23 by and between Andrew S. Blumen and the Company.
21        Subsidiaries
27        Financial Data Schedule

-------------------------
(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (No. 33-58616).

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

(i) Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 6, 1997.

(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

(k) Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 26, 1997.

(l) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

 +   Relates to Executive Compensation.

(b) Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the fiscal quarter ended December 28, 1997.