Form 10-Q
period 1998-03-29
STRATOSPHERE CORP
filed 1998-05-11
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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

                                        YES X       NO
                                                       ---

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 58,393,105 as of May 11, 1998

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 29, 1998 AND                   3
         DECEMBER 28, 1997 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED MARCH 29, 1998 AND MARCH 30, 1997 (UNAUDITED)                           4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
         ENDED MARCH 29, 1998 AND MARCH 30, 1997 (UNAUDITED)                         5-6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                      10-12

PART II. OTHER INFORMATION                                                             13

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS                                           (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

                                                                                          March 29,     December 28,
                                                                                            1998            1997
                                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
       Cash and cash equivalents                                                          $ 23,829,880    $ 20,326,317
       Cash and cash equivalents-restricted                                                    575,750         471,273
       Investments-restricted                                                                3,177,811       3,139,469
       Accounts receivable, net                                                              2,665,364       2,479,512
       Other current assets                                                                  5,467,355       5,753,608
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        35,716,160      32,170,179
----------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                120,840,117     122,381,979
-----------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs-net                                                            514,192         624,156
       Related party receivable-net                                                            800,000         800,000
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                           1,314,192       1,424,156
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $ 157,870,469   $ 155,976,314
======================================================================================================================

Liabilities and Shareholders' Deficit
Current Liabilities:
       Accounts payable-trade                                                              $ 1,194,079     $ 1,124,425
       Current installments of long-term debt                                                  148,017         148,017
       Accrued interest                                                                        231,476         263,457
       Accrued payroll and related expenses                                                  7,447,666       5,778,505
       Other accrued expenses                                                                7,283,615       6,156,276
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   16,304,853      13,470,680
----------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Long-term note payable-less current installments                                        237,580         296,033
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                    237,580         296,033
----------------------------------------------------------------------------------------------------------------------
Liabilities Subject to Compromise                                                          297,022,254     299,208,988
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          313,564,687     312,975,701
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Deficit:
       Preferred stock, $.01 par value; authorized 10,000,000 shares;
           no shares issued and outstanding
       Common stock, $.01 par value; authorized 100,000,000 shares;
           issued and outstanding 58,393,105 at
           March 29, 1998 and December 28, 1997                                                583,931         583,931
       Additional paid-in-capital                                                          218,546,069     218,546,069
       Accumulated deficit                                                                (374,824,218)   (376,129,387)
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                                               (155,694,218)   (156,999,387)
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Deficit                                              $ 157,870,469   $ 155,976,314
======================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

Three Months ended March 29, 1998 and March 30, 1997   (Unaudited)                           1998            1997
------------------------------------------------------------------------------------------------------------------
Revenues:
       Casino                                                                        $ 14,988,250    $ 17,402,986
       Hotel                                                                            5,957,049       6,430,174
       Food and beverage                                                                8,948,986       8,703,293
       Tower, retail and other income                                                   7,365,379       7,303,041
-----------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                         37,259,664      39,839,494
       Less:  Promotional allowances                                                    3,081,746       2,936,764
-----------------------------------------------------------------------------------------------------------------
Net Revenues                                                                           34,177,918      36,902,730
-----------------------------------------------------------------------------------------------------------------

Costs and Expenses:
       Casino                                                                           6,749,965       7,451,931
       Hotel                                                                            2,021,269       2,378,238
       Food and beverage                                                                5,848,745       6,810,812
       Other operating expenses                                                         2,987,739       2,812,816
       Depreciation and amortization                                                    1,938,509       2,026,844
       Selling, general and administrative                                             11,491,406      14,877,841
-----------------------------------------------------------------------------------------------------------------
                                  Total Costs and Expenses                             31,037,633      36,358,482
-----------------------------------------------------------------------------------------------------------------

Income From Operations                                                                  3,140,285         544,248
-----------------------------------------------------------------------------------------------------------------

Other income (expense):
       Interest income                                                                          -          47,674
       Interest expense (Contractual Interest for the three months ended
                                  March 29, 1998 estimated at $ 11,132,102)              (465,289)     (3,702,200)
       Loss on sale of assets                                                              (4,297)         (1,190)
-----------------------------------------------------------------------------------------------------------------
                                  Total Other Expense, net                               (469,586)     (3,655,716)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Reorganization Items and Income Taxes                              2,670,699      (3,111,468)
-----------------------------------------------------------------------------------------------------------------

Reorganization Items:                                                                  (1,365,529)    (12,094,204)

Income (Loss) Before Income Taxes                                                       1,305,170     (15,205,672)
-----------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                      -               -
-----------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                     $ 1,305,170   $ (15,205,672)
=================================================================================================================

Basic Income (Loss) per Common Share                                                       $ 0.02         $ (0.26)
=================================================================================================================

Weighted Average Common Shares Outstanding                                             58,393,105      58,393,105
=================================================================================================================

See notes to  condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

Three Months ended March 29, 1998 and March 30, 1997   (Unaudited)                        1998            1997
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
       Net income (loss)                                                           $ 1,305,170   $ (15,205,672)
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                          2,041,819       2,276,454
              Reorganization Items :
                   Write-off of debt issuance costs                                          -      11,210,108
                   Professional Fees                                                 1,500,000       1,000,000
                   Management Retention Expense                                        129,750               -
                   Interest Earned on Accumulated Cash During
                        Chapter 11 Proceedings                                        (264,221)       (115,902)
              Provision for doubtful accounts                                           82,798         411,295
              (Gain) loss on sale or disposal of assets                                  4,297           1,190
              Changes in operating assets and liabilities:
                   Accounts receivable                                                (268,650)        690,061
                   Other current assets                                                286,253         110,910
                   Accounts payable - trade   (pre-petition)                               141        (913,284)
                   Accounts payable - trade   (post-petition)                           69,654       1,149,676
                   Other accrued expenses (pre-petition)                                     -       9,257,792
                   Other accrued expenses (post-petition)                            2,221,265      (6,448,382)
                                                                               -------------------------------
       Net Cash Provided by Operating Activities Before Reorganization Items         7,108,276       3,424,246
                                                                               -------------------------------
       Increases (decreases) to Cash Resulting from Reorganization Items:
              Professional fees paid                                                  (950,094)              -
              Management Retention Disbursements                                      (129,750)              -
              Interest Earned on Accumulated Cash During
                   Chapter 11 Proceedings                                              264,221         115,902
                                                                               -------------------------------
              Net Cash Provided by (Used in) Reorganization Items                     (815,623)        115,902
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                            6,292,653       3,540,148
--------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Change in cash and cash equivalents-restricted                                 (104,477)         (1,574)
       Change in investments-restricted                                                (38,342)        (24,788)
       Change  in securities available for sale                                              -       2,000,905
       Payments for property and equipment                                            (414,943)       (967,887)
       Change in construction payables                                                       -        (533,250)
       Increase in related party receivable and other                                        -        (168,118)
       Cash proceeds from sale of property and equipment                                14,000           3,427
       -------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                   (543,762)        308,715
--------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

       Debt issuance and deferred financing costs                                            -          (6,250)
       Payments on long-term debt                                                      (58,453)       (253,822)
       Payments on capital lease obligations subject to compromise                  (2,171,090)     (2,171,090)
       Decrease in affiliate payable                                                   (15,785)        514,720
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                               (2,245,328)     (1,916,442)
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                            3,503,563       1,932,421
Cash and cash equivalents - beginning of period                                     20,326,317      22,558,804
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                         $ 23,829,880    $ 24,491,225
==============================================================================================================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

Three Months ended March 29, 1998 and March 30, 1997   (Unaudited)                         1998               1997
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
       Interest-net of capitalized interest                                      $      358,094    $       605,389



See notes to  condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED        STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS                                     (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency and 2000 Las Vegas Boulevard Retail Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

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

PRINCIPLES OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1997 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In addition, as a result of the restructuring (see Note 2), the Company has implemented the guidance provided by the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" in the preparation of the accompanying March 29, 1998, condensed consolidated financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories totaled $2.7 million and $3.1 million as of March 29, 1998 and March 30, 1997, respectively.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Stock Options were in excess of the average market share price. Under the restated second amended plan of reorganization ("Restated Second Amended Plan"), which was filed with the Bankruptcy Court on February 13, 1998, and is pending confirmation, all existing equity interests (including Common Stock, options and warrants) would be canceled.

RECLASSIFICATIONS

Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income (loss).

(2)  RESTRUCTURING

On February 13, 1998, the Debtors filed the Restated Second Amended Plan which included the results of negotiations between High River Limited Partnership and American Real Estate Partners, L.P. (collectively "High River"), holders of approximately 51% of the 14 1/4% First Mortgage Notes ("First Mortgage Notes"), and Grace Brothers, Ltd., holders of approximately 33% of the First Mortgage Notes. Among other things, under the Restated Second Amended Plan, the secured portion of the First Mortgage Notes (estimated at $120 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104 million) would be treated as a general unsecured claim. In addition to the deficiency claim arising from the First Mortgage Notes, the general unsecured class of claims would include the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that the reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. The disclosure statement accompanying the Restated Second Amended Plan was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled for May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

The Company has implemented the guidance provided by AICPA Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" and, accordingly, expenses reorganization items as incurred (See Note 4). These items include professional fees, management retention compensation, interest income earned and any other costs and expenses deemed to have resulted from reorganization efforts since the Petition Date. All professional fees require approval by the Bankruptcy Court prior to the Company making payment in respect thereof.

Under Chapter 11 Reorganization, actions to enforce claims against the Debtors or Debtors' property are stayed pending further order of the Bankruptcy Court if those claims arose, or are based on events that occurred, on or before the Petition Date, and such claims can not be paid or restructured prior to the conclusion of the Chapter 11 proceedings. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise, included in the accompanying condensed consolidated balance sheets, represent the Company's estimate of the Debtors' pre-petition liabilities which are subject to compromise (See Note 3).

(3)  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under reorganization proceedings consist of the following as of March 29, 1998 (in thousands):


                                                                                                 1998
       Accounts payable trade                                                               $     348
       Accrued payroll and related expenses                                                        58
       Affiliate payable                                                                        2,408
       Other accrued expenses                                                                   4,761
       Capital lease obligations                                                               15,786
       14 1/4% first mortgage notes - including accrued interest through 1/27/97              223,661
       Note payable to affiliate                                                               50,000
                                                                                            ---------

                                                                                            $ 297,022
                                                                                            =========


The Company ceased accruing interest on the First Mortgage Notes and the note payable to affiliate as of the Petition Date. Although classified to "Liabilities Subject to Compromise," the Company anticipates the continuation of payments on its capital lease obligations pursuant to a pre-petition Standstill Agreement and an order entered by the Bankruptcy Court on March 4, 1997, approving a stipulation for adequate protection. The March 29, 1998 condensed consolidated balance sheet does not reflect as liabilities the total amount of the claims as filed against the Debtors in the bankruptcy proceedings since a reasonable estimate of additional bankruptcy claims and pre-petition liabilities and the settlement value of certain contingent and/or disputed bankruptcy claims could not be made at March 29, 1998.

(4)  REORGANIZATION ITEMS

Reorganization items consisted of the following for the three month periods ended March 29, 1998 and March 30, 1997 (in thousands):


                                                                                  1998            1997
                                                                                  ----            ----
Write-off of debt issuance costs                                                $    -         $11,210
Professional fees                                                                1,500           1,000
Interest earned on accumulated cash during Chapter 11 proceedings                 (264)           (116)
Management retention compensation                                                  130               -
                                                                                ------         -------
                                                                                $1,366         $12,094
                                                                                ======         =======


Cash interest earned since the Petition Date was $1,114,166.

Costs and expenses related to the reorganization of the Company have been classified as Reorganization Items in the condensed consolidated statements of operations since the Petition Date. Prior to the Petition Date, such costs and expenses were classified as selling, general and administrative in the condensed consolidated statement of operations.

(5)  CONTINGENCIES

The Caesar case motion to dismiss filed by the defendant was granted in part and denied in part by the United States District Court for the District of Nevada on April 8, 1998.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 29, 1998, the operations included 1,925 slot machines, 53 table games, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

As of the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997

NET INCOME (LOSS)

The Company reported net income of $1.3 million or $0.02 per common share for the 1998 first quarter as compared to the 1997 first quarter loss of $15.2 million or ($0.26) per common share.

REVENUES

Casino revenues of approximately $15.0 million for the 1998 first quarter were $2.4 million (13.8%) less than the 1997 first quarter. Management attributes the decline to the loss of momentum associated with the marketing campaign that promoted the favorable gaming odds offered by the Company. Additional marketing efforts have been directed toward the development of several promotional and direct mail programs. Casino revenues represented 40% and 44% of total gross revenues for the first quarters of 1998 and 1997, respectively.

Hotel revenues of approximately $6.0 million for the 1998 first quarter were $.4 million (6%) less than the same period in 1997. Hotel occupancy was 90.5% during the 1998 first quarter as compared to 87.0% in 1997. The average rate per guest room declined from $56.00 during the 1997 first quarter to $49.69 for 1998. Hotel revenues averaged 16% of total gross revenues during the 1998 and 1997 first quarters.

Tower visitations (including the Top of The World Dining) totaled 636,500 during the 1998 first quarter as compared to 685,067 for the same period in 1997. The revenue impact of the decline in visitations was off-set by an increase in ride admissions from 166,716 for the 1997 first quarter to 261,182 during 1998. The increase in ride admissions was due to less down time associated with the roller coaster during 1998.

COSTS AND EXPENSES

Casino operating costs declined approximately 9% from $7.5 million for the 1997 first quarter to $6.8 million for 1998. Approximately $.5 million of the reduction was due to reduced labor costs.

Hotel operating costs declined approximately 17% from $2.4 million for the 1997 first quarter to $2.0 million for 1998. This reduction is due to operating cost savings resulting from the implementation of profit enhancement programs.

Food and beverage operating costs declined approximately 15% from $6.8 million for the 1997 first quarter to $5.8 million for 1998. Food and beverage payroll costs were approximately $.8 million less in the 1998 first quarter. In addition, several new purchasing programs were implemented resulting in food and beverage cost savings of approximately $.3 million in the 1998 first quarter.

Selling, general and administrative expenses declined from $14.9 million in the 1997 first quarter to $11.5 million for 1998. The cost savings in 1998 was realized through a reduction of $1.2 million in payroll and related expenses, a $.4 million reduction in advertising expenses and a $.2 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $.8 million of non-recurring expenses relating to gaming and sales tax audits for the periods prior to the Petition Date.

 OTHER FACTORS IMPACTING EARNINGS

Interest expense was approximately $.5 million and $3.7 million for the 1998 and 1997 first quarters, respectively. The Company ceased accruing interest on the First Mortgage Notes as of the Petition Date.

The Company expensed reorganization items of $1.4 million and $12.1 million during the first quarters of 1998 and 1997, respectively. Included as a reorganization item during the 1997 first quarter was $11.2 of unamortized debt issuance costs that were expensed as of the Petition Date.

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

On December 21, 1997, an election was held in which facilities and ride engineers voted in favor of representation by the Operating Engineers, Local 501 union. Management has commenced contract negotiations with this union and does not anticipate any business disruption as a result of these negotiations.

 YEAR 2000 ISSUES

The Company is currently in the process of finalizing its plans regarding the year 2000 computer systems issues. Based on its preliminary assessment of its most critical systems, management believes it will be required to upgrade its existing casino operating system and will most likely replace its current hotel operating system. Management expects to complete the casino operating system upgrades by the end of the first quarter of 1999. A similar implementation schedule will be planned for the hotel operating system upon final product selection. Management continues to assess all other information support systems throughout the Company, as well as those systems it relies on from its primary vendors. Although a full assessment regarding all systems is not complete, management currently estimates that the combined upgrades and purchases of new systems may total approximately $3.0 million. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred.

LIQUIDITY AND CAPITAL RESOURCES

RESTRUCTURING

On February 13, 1998, the Debtors filed the Restated Second Amended Plan which included the results of negotiations between High River Limited Partnership and American Real Estate Partners, L.P. (collectively "High River"), holders of approximately 51% of the First Mortgage Notes, and Grace Brothers, Ltd., holders of approximately 33% of the First Mortgage Notes. Among other things, under the Restated Second Amended Plan, the secured portion of the Company's First Mortgage Notes (estimated at $120 million) would be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company would be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104 million) would be treated as a general unsecured claim. In addition to the deficiency claim arising from the First Mortgage Notes, the general unsecured class of claims would include the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and other general unsecured claims. The
Restated Second Amended Plan assumes that the general unsecured class of claims would participate in a pro rata share of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that the reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements. The disclosure statement accompanying the Restated Second Amended Plan was approved, with certain modifications, by the Bankruptcy Court on February 26, 1998, and a confirmation hearing has been scheduled for May 15, 1998. There can be no assurance that the Restated Second Amended Plan will be confirmed by the Bankruptcy Court. In the event a plan of reorganization cannot be confirmed, the Company may be forced to liquidate its assets.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $23.8 million as of March 29, 1998. Since the Petition Date, the Company has relied on unrestricted current cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the 1998 first quarter, the Company generated $6.3 million from operations. These funds were primarily used to fund capital expenditures of $.4 million and payments on capital lease obligations of $2.2 million.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Caesar case motion to dismiss filed by the defendant was granted in part and denied in part by the United States District Court for the District of Nevada on April 8, 1998.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its First Mortgage Note interest payment obligation due November 15, 1996, and has not made any subsequently scheduled interest payments. The Company does not anticipate meeting future payment obligations during the term of the bankruptcy proceedings. The total principal and interest accrued as of March 29, 1998, was approximately $223.7 million. Interest has not been accrued since the Petition Date.

The Company is also in default on its capital lease obligations due to its inability to meet certain financial covenants. The Company anticipates it will continue payment on this obligation during the term of the bankruptcy proceedings. The Company was current on this payment obligation as of March 29, 1998. The balance of principal and accrued interest as of March 29, 1998, was approximately $16.0 million.

ITEM 5.  OTHER INFORMATION

On March 10, 1998, Daniel A. Cassella was elected to the Company's board of directors. During his extensive career in the gaming industry, Mr. Cassella served as President and Chief Executive Officer of Resorts International in Atlantic City, New Jersey, and President and Chief Operating Officer of the Desert Inn in Las Vegas, Nevada. In addition, Mr. Cassella served in various senior management positions with The Mirage and Caesars Palace in Las Vegas, Nevada, from 1980 to 1992.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the fiscal quarter ended March 29, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  STRATOSPHERE CORPORATION

Date:   May 11, 1998                              By: /s/ Thomas A. Lettero
                                                     ---------------------------
                                                  Name:    Thomas A. Lettero
                                                       -------------------------
                                                  Title: Chief Financial Officer
                                                        ------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
-------
   27    Financial Data Schedule