Form 10-Q
period 1998-06-28
STRATOSPHERE CORP
filed 1998-08-07
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

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

                                 YES  X       NO
                                    -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 58,393,105 AS OF AUGUST 7, 1998

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q

                        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 28, 1998
         UNAUDITED AND DECEMBER 28, 1997                                    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (UNAUDITED)           4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
         MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (UNAUDITED)           5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (UNAUDITED)         6-7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                      11-15

PART II. OTHER INFORMATION                                                 16

         ITEM 1.  LEGAL PROCEEDINGS
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS                                           (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------


                                                                                           JUNE 28,       DECEMBER 28,
                                                                                              1998            1997
                                                                                           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                           $ 22,911,697    $ 20,326,317
       Cash and cash equivalents-restricted                                                    129,750         471,273
       Investments-restricted                                                                3,216,250       3,139,469
       Accounts receivable, net                                                              2,512,233       2,479,512
       Other current assets                                                                  5,987,030       5,753,608
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        34,756,960      32,170,179
-----------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                118,828,663     122,381,979
-----------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs-net                                                            404,920         624,156
       Related party receivable-net                                                            401,806         800,000
-----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                             806,726       1,424,156
=======================================================================================================================
TOTAL ASSETS                                                                              $154,392,349    $155,976,314
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable-trade                                                             $    934,783    $  1,124,425
       Current installments of long-term debt                                                  148,017         148,017
       Accrued interest                                                                        173,096         263,457
       Accrued payroll and related expenses                                                  6,453,863       5,778,505
       Other accrued expenses                                                                9,250,430       6,156,276
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   16,960,189      13,470,680
-----------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Long-term note payable-less current installments                                        185,196         296,033
-----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                    185,196         296,033
-----------------------------------------------------------------------------------------------------------------------
Liabilities Subject to Compromise                                                          294,547,098     299,208,988
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          311,692,483     312,975,701
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Deficit:
       Preferred stock, $.01 par value; authorized 10,000,000 shares;
           no shares issued and outstanding
       Common stock, $.01 par value; authorized 100,000,000 shares;
           issued and outstanding 58,393,105
           at June 28, 1998 and December 28, 1997                                              583,931         583,931
       Additional paid-in-capital                                                          218,576,069     218,546,069
       Accumulated deficit                                                                (376,430,134)   (376,129,387)
       Treasury stock, $.01 par value; 3,000,000 shares
           at June 28, 1998 and December 28, 1997                                              (30,000)              -
-----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                                               (157,300,134)   (156,999,387)
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $154,392,349    $155,976,314
=======================================================================================================================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997   (UNAUDITED)                           1998            1997
----------------------------------------------------------------------------------------------------------------
REVENUES:
       Casino                                                                      $ 13,728,340    $ 15,844,639
       Hotel                                                                          6,329,261       6,079,461
       Food and beverage                                                              8,553,913       8,342,389
       Tower, retail and other income                                                 7,568,699       7,797,665
----------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                       36,180,213      38,064,154
       Less:  Promotional allowances                                                  3,213,944       3,738,586
----------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                         32,966,269      34,325,568
----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Casino                                                                         6,141,958       7,270,383
       Hotel                                                                          2,068,069       2,252,954
       Food and beverage                                                              5,722,434       6,822,978
       Other operating expenses                                                       2,726,091       2,861,722
       Depreciation and amortization                                                  2,092,860       1,768,501
       Selling, general and administrative                                           11,718,590      13,812,400
----------------------------------------------------------------------------------------------------------------
                                           Total Costs and Expenses                  30,470,002      34,788,938
----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                         2,496,267        (463,370)
----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
       Interest income                                                                        -               -
       Interest expense (Contractual Interest for the three months ended
                                  June 28, 1998 estimated at $ 11,363,739)             (380,204)       (640,644)
       Loss on sale of assets                                                           (37,274)              -
----------------------------------------------------------------------------------------------------------------
                                           Total Other Expense, net                    (417,478)       (640,644)
----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                            2,078,789      (1,104,014)
----------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                (3,684,706)     (1,253,864)

INCOME (LOSS) BEFORE INCOME TAXES                                                    (1,605,917)     (2,357,878)
----------------------------------------------------------------------------------------------------------------

Provision (Benefit) for Income Taxes                                                                    -               -
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           $ (1,605,917)   $ (2,357,878)
================================================================================================================

BASIC LOSS PER COMMON SHARE                                                        $      (0.03)   $      (0.04)
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           58,393,105      58,393,105
================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF OPERATIONS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997   (UNAUDITED)                               1998            1997
------------------------------------------------------------------------------------------------------------------
REVENUES:
       Casino                                                                        $ 28,716,590    $ 33,247,625
       Hotel                                                                           12,286,310      12,509,635
       Food and beverage                                                               17,502,899      17,045,682
       Tower, retail and other income                                                  14,934,078      15,100,706
------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                         73,439,877      77,903,648
       Less:  Promotional allowances                                                    6,295,690       6,675,350
------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                           67,144,187      71,228,298
------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Casino                                                                          12,891,923      14,722,314
       Hotel                                                                            4,089,338       4,631,192
       Food and beverage                                                               11,571,179      13,633,790
       Other operating expenses                                                         5,713,830       5,674,538
       Depreciation and amortization                                                    4,031,368       3,795,345
       Selling, general and administrative                                             23,209,996      28,690,241
------------------------------------------------------------------------------------------------------------------
                                  Total Costs and Expenses                             61,507,634      71,147,420
------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                  5,636,553          80,878
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
       Interest income                                                                          -          47,674
       Interest expense (Contractual Interest for the six months ended
                                  June 28, 1998 estimated at $ 22,495,841)               (845,494)     (4,342,844)
       Loss on sale of assets                                                             (41,571)         (1,190)
------------------------------------------------------------------------------------------------------------------
                                  Total Other Expense, net                               (887,065)     (4,296,360)
------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                              4,749,488      (4,215,482)
------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                  (5,050,235)    (13,348,068)

INCOME (LOSS) BEFORE INCOME TAXES                                                        (300,747)    (17,563,550)
------------------------------------------------------------------------------------------------------------------

Provision (Benefit) for Income Taxes                                                            -               -
------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                             $   (300,747)   $(17,563,550)
==================================================================================================================

BASIC LOSS PER COMMON SHARE                                                          $      (0.01)   $      (0.30)
==================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             58,393,105      58,393,105
==================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                 (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997   (UNAUDITED)                             1998            1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $  (300,747)  $ (17,563,550)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                           4,237,989       4,149,725
              Reorganization Items:
                   Write-off of debt issuance costs                                           -      11,210,108
                   Professional Fees                                                  2,000,000       2,500,000
                   Management Retention Expense                                         233,125               -
                   Vegas World Vacation Package Settlement                            3,346,793               -
                   Interest Earned on Accumulated Cash During
                        Chapter 11 Proceedings                                         (529,683)       (362,040)
              Provision for doubtful accounts                                           193,410         420,521
              Loss on sale or disposal of assets                                         41,571           1,190
              Changes in operating assets and liabilities:
                   Accounts receivable                                                  172,063         969,917
                   Other current assets                                                (233,421)       (693,458)
                   Accounts payable - trade   (pre-petition)                                141         449,551
                   Accounts payable - trade   (post-petition)                          (189,642)       (315,478)
                   Other accrued expenses (pre-petition)                                (10,065)     (2,609,857)
                   Other accrued expenses (post-petition)                             1,061,433       4,403,669
                                                                                    ----------------------------
       Net Cash Provided by Operating Activities Before Reorganization Items         10,022,967       2,560,298
                                                                                    ----------------------------
       Increases (decreases) to Cash Resulting from Reorganization Items:
              Professional fees paid                                                 (2,243,460)              -
              Management Retention Disbursements                                       (706,125)              -
              Interest Earned on Accumulated Cash During
                   Chapter 11 Proceedings                                               529,683         362,040
                                                                                    ----------------------------
              Net Cash Provided by (Used in) Reorganization Items                    (2,419,902)        362,040
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             7,603,065       2,922,338
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Change in cash and cash equivalents-restricted                                   341,522               -
       Change in investments-restricted                                                 (76,781)        (60,480)
       Change  in securities available for sale                                               -       2,000,905
       Payments for property and equipment                                             (827,624)     (1,410,113)
       Change in construction payables                                                        -        (544,133)
       Cash proceeds from sale of property and equipment                                308,000           3,427
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (254,883)        (10,394)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt issuance and deferred financing costs                                             -          (6,250)
       Payments on long-term debt                                                      (110,837)       (428,400)
       Payments on capital lease obligations subject to compromise                   (4,636,180)     (4,342,180)
       Decrease in affiliate payable                                                    (15,785)        580,043
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (4,762,802)     (4,196,787)
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                             2,585,380      (1,284,843)
Cash and cash equivalents - beginning of period                                      20,326,317      22,558,804
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $22,911,697    $ 21,273,961
================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS              (DEBTORS-IN-POSSESSION)
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (UNAUDITED)                1998          1997
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest-net of capitalized interest                                  $ 629,026    $ 1,147,186

Non-Cash Investing and Financing Activities:
    Increase in land and building from
       reduction in notes receivable from stockholder                     $ 350,000    $         -


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

In addition, as a result of the restructuring (see Note 2), the Company has implemented the guidance provided by the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" in the preparation of the accompanying June 28, 1998, condensed consolidated financial statements. The Company has not separately reported financial statements of non-debtor subsidiaries as it has determined such disclosure is not material to the condensed consolidated financial statements.

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

INVENTORIES

Inventories consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories totaled $2.7 million and $2.9 million as of June 28, 1998 and June 29, 1997, respectively.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Stock Options were in excess of the average market share price. On May 15, 1998, the Bankruptcy Court confirmed the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). The Restated Second Amended Plan will become effective upon the occurrence of certain events (see
Note 2). Upon the Restated Second Amended Plan becoming effective, all existing equity interests (including Common Stock, options and warrants) will be canceled and the holders of such equity interests will receive nothing.

RECLASSIFICATIONS

Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net loss.

(2)  RESTRUCTURING

On May 15, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan. The Restated Second Amended Plan will not become effective until receipt of all regulatory approvals, including approval from the Nevada State Gaming authorities, which is expected to occur by September 30, 1998. Among other things, under the Restated Second Amended Plan, the secured portion of the First Mortgage Notes (estimated at $120 million) will be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company will be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104 million) will be treated as a general unsecured claim. In addition to the deficiency claim arising from the First Mortgage Notes, the general unsecured class of claims would include the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan provides for the general unsecured class of claims to share pro ratably in the distribution of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that the reorganized Stratosphere Corporation will continue to make payments pursuant to the Debtors' pre-petition capital lease and operating lease agreements.

On March 27, 1998, the Company became a party to a global settlement agreement ("Settlement Agreement") with the holders of the Vegas World Vacation Packages ("Package Holders"). The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company will provide room nights, tower elevations and beverages (at the casino bars) to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company received from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of Common Stock held in the escrow account previously established by Bob Stupak and will write-off the Stupak receivable of $3.9 million ($800,000 of which was unreserved). The Company has not attributed any value to the treasury stock received as it will be canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization Item in the accompanying Condensed Consolidated Statement of Operations for the period ending June 28, 1998.

The Company has implemented the guidance provided by AICPA Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" and, accordingly, expenses reorganization items as incurred (see Note 4). These items include professional fees, management retention compensation, interest income earned and any other costs and expenses deemed to have resulted from reorganization efforts since the Petition Date. All professional fees require approval by the Bankruptcy Court prior to the Company making payment in respect thereof. The Company will apply fresh-start reporting upon the Restated Second Amended Plan becoming effective which is anticipated to occur prior to September 30, 1998.

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

(3)  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under reorganization proceedings consist of the following as of June 28, 1998 (in thousands):

                                                                                               1998
                                                                                               ----
       Accounts payable trade                                                               $     348
       Accrued payroll and related expenses                                                        58
       Affiliate payable                                                                        2,408
       Other accrued expenses                                                                   4,751
       Capital lease obligations                                                               13,321
       14 1/4% first mortgage notes - including accrued interest through 1/27/97              223,661
       Note payable to affiliate                                                               50,000
                                                                                            ---------

                                                                                            $ 294,547
                                                                                            =========

The Company ceased accruing interest on the First Mortgage Notes and the note payable to affiliate as of the Petition Date. Although classified to "Liabilities Subject to Compromise," the Company anticipates the continuation of payments on its capital lease obligations pursuant to a pre-petition Standstill Agreement, an order entered by the Bankruptcy Court on March 4, 1997, approving a stipulation for adequate protection and the Restated Second Amended Plan. The June 28, 1998, condensed consolidated balance sheet does not reflect as liabilities the total amount of the claims as filed against the Debtors in the bankruptcy proceedings since a reasonable estimate of additional bankruptcy claims and pre-petition liabilities and the settlement value of certain contingent and/or disputed bankruptcy claims could not be made at June 28, 1998.

(4)  REORGANIZATION ITEMS

Reorganization Items consisted of the following for the six month periods ended June 28, 1998 and June 29, 1997 (in thousands):


                                                                                  1998            1997
                                                                                  ----            ----
Settlement of vacation package claims                                           $3,347        $      -
Write-off of debt issuance costs                                                     -          11,210
Professional fees                                                                2,000           2,500
Interest earned on accumulated cash during Chapter 11 proceedings                 (530)           (362)
Management retention compensation                                                  233               -
                                                                                ------         -------
                                                                                $5,050         $13,348
                                                                                ======         =======

Cash interest earned since the Petition Date totals $1,381,703.

Costs and expenses related to the reorganization of the Company have been separately classified as Reorganization Items in the condensed consolidated statements of operations since the Petition Date. Prior to the Petition Date, such costs and expenses were classified as selling, general and administrative in the condensed consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements.

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of July 23, 1998, the operations included 1,873 slot machines, 34 table games, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

As of the Petition Date, the Bankruptcy Court assumed jurisdiction over the assets of the Debtors. The Debtors are acting as debtors-in-possession on behalf of their respective bankrupt estates, and are authorized as such to operate their business subject to Bankruptcy Court supervision.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

NET LOSS

The Company reported a net loss of $1.6 million ($0.03) per common share for the 1998 second quarter as compared to the 1997 second quarter loss of $2.4 million or ($0.4) per common share.

REVENUES

Casino revenues of $13.7 million for the 1998 second quarter were $2.1 million (13%) less than the same period in 1997. Management attributes the decline to an increased number of casinos implementing similar favorable gambling odds promotions currently offered by the Company. Management anticipates increased competition with the opening of several new mega resorts on the Las Vegas Strip during the next eighteen months. Casino marketing efforts have been directed toward the development of several promotional events and direct mail programs. Casino revenues represented 38% and 42% of total gross revenues for the second quarters of 1998 and 1997, respectively.

Hotel revenues of $6.3 million for the 1998 second quarter were approximately $.3 million (4%) higher than the same period in 1997. Hotel occupancy was 93.3% during the 1998 second quarter as compared to 91.0% in 1997. The average rate per guest room was $51.00 during the 1998 and 1997 second quarters. Hotel revenues averaged 17% and 16% of total gross revenues during the second quarters of 1997 and 1998, respectively. Management anticipates increased competition for hotel room sales during the next eighteen months with the increase of approximately 20,000 newly constructed hotel rooms in the Las Vegas market.

Tower visitations (including the Top of The World dining) totaled 656,724 during the 1998 second quarter as compared to 743,917 for the same period in 1997. The revenue impact of the decline in visitations was offset by an increase in ride admissions from 232,191 for the 1997 second quarter to 326,371 during 1998. The increase in ride admissions was primarily due to less down time associated with ride maintenance.

COSTS AND EXPENSES

Casino operating costs declined approximately 16% from $7.3 million for the 1997 second quarter to $6.1 million for 1998. Approximately $.8 million of the reduction was due to reduced labor costs associated with reducing the table games offered from 53 to 34 on April 30, 1998. Management does not anticipate further significant labor reductions in the near future.

Food and beverage operating costs declined approximately 16% from $6.8 million for the 1997 second quarter to $5.7 million for 1998. Food and beverage payroll costs declined by approximately $1.0 million during the second quarter of 1998 as compared to the same period for 1997. Management does not anticipate additional significant reductions in food and beverage labor costs in the near future.

Selling, general and administrative expenses declined approximately 15% from $13.8 million in the 1997 second quarter to $11.7 million for the second quarter of 1998. The cost savings in 1998 were realized through a reduction of $1.0 million in payroll and related expenses, $.2 million in advertising expenses and approximately $.2 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $.4 million of non-recurring expenses. Management does not anticipate further significant reductions in selling, general and administrative expenses in the near future.

OTHER FACTORS IMPACTING EARNINGS

The Company expensed Reorganization Items of $3.7 million or $.06 per common share and $1.3 million or $.02 per common share during the second quarters of 1998 and 1997, respectively. Included as a Reorganization Item during the 1998 second quarter was $3.3 million related to the net cost of the Settlement Agreement ("see Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

The Company currently employs approximately 1,830 full time equivalents of which approximately 900 are covered by collective bargaining agreements. The existing collective bargaining agreements between the Culinary Worker's Union, Local 226 and Bartenders, Local 165 expired June 1, 1997. Since that date, the parties have agreed to honor the terms and conditions of that contract until such time as a new agreement is reached. Active negotiations between the parties should commence once other agreements have been reached with other Las Vegas casinos. Management does not anticipate any disruption of its business during negotiations with these unions.

In addition, Management has continued negotiations with Operating Engineers, Local 501 union. Management does not anticipate any business disruption as a result of these negotiations.

YEAR 2000

The Company is currently in the process of finalizing its plans regarding the year 2000 computer systems issues. Based on its preliminary assessment of its most critical systems, management believes it will be required to upgrade its existing casino operating system and will most likely replace its current hotel operating system. Management expects to complete the casino operating system and hotel operating system upgrades by the end of the first quarter of 1999. Management continues to assess all other information support systems throughout the Company, as well as those systems it relies on from its primary vendors. Although a full assessment regarding all systems is not complete, management currently estimates that the combined upgrades and purchases of new systems may total approximately $3.0 million. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred. In addition, the Company's ability to upgrade its software timely is largely dependent on the performance of its software vendors.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

NET LOSS

The Company reported a net loss of $.3 million or ($0.01) per common share for the period ending June 28, 1998, as compared to a net loss of $17.6 million or ($0.30) per common share for the same period in 1997.

REVENUES

Casino revenues for the six months ended June 28, 1998, of $28.7 million were $4.5 million (14% less than the same period in 1997). Management attributes the decline to an increased number of casinos implementing similar favorable gambling odds promotions currently offered by the Company. Management anticipates increased competition with the opening of several new mega resorts on the Las Vegas Strip during the next year. Casino marketing efforts have also been directed toward the development of several promotional events and direct mail programs. Casino revenues represented 39% and 43% of total gross revenues for the six months ended June 28, 1998 and June 29, 1997, respectively.

Hotel occupancy was 91.9% for the six months ended June 28, 1998, as compared to 89% during the same period in 1997. The average rate per guest room during the 1998 six month period was approximately $50 which was $3 below the same period in 1997. Management anticipates increased competition for hotel room sales during the next eighteen months with the increase of approximately 20,000 newly constructed hotel rooms in the Las Vegas market. Hotel revenues averaged approximately 17% and 16% of total gross revenues during the six months ended June 28, 1998 and June 29, 1997, respectively.

Tower visitations (including the Top of The World dinning) totaled 1.3 million during the six month period ended June 28, 1998, as compared to 1.4 million for the same period in 1997. The revenue impact of the decline in visitation was offset by an increase in ride admissions from 398,907 in 1997 to 587,553 in 1998.

COSTS AND EXPENSES

Casino operating expenses declined 12% from $14.7 million for the six months ended June 29, 1997, to $12.9 million for the six months ended June 28, 1998. Approximately $1.3 million of this decrease was due to a decline in payroll and related expenses and the remainder of the savings was related to lower gaming taxes associated with the decline in revenues.

Food and beverage operating costs declined 15% from $13.6 million for the six months ended June 29, 1997, to $11.6 million for the same period in 1998. Food and beverage payroll and related costs declined $1.8 million for the six months ended June 28, 1998. Management does not anticipate additional significant reductions in food and beverage labor costs in the near future.

Selling, general and administrative expenses declined approximately 19% from $28.7 million for the six months ended June 29, 1997, to $23.2 million for the same period in 1998. The cost savings in 1998 were realized through a reduction of $2.3 million in payroll and related expenses, $.6 million in advertising expenses and approximately $.4 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $1.1 million of non-recurring items and $.4 million restructuring costs incurred prior to the Petition Date. Management does not anticipate further significant reductions in selling, general and administrative expenses in the near future.

Interest expense declined $3.5 million from $4.3 million for the six months ended June 29, 1997, to $.8 million for the same period in 1998. The Company ceased accruing interest on its 14.25% First Mortgage Notes since the Petition Date. Interest expense in 1997 included pre-petition interest related to the 14.25% First Mortgage Notes of $2.3 million and $.5 million of interest related to the Grand note. In addition, interest related to the Company's capital lease obligations declined $.5 million during 1998.

The Company expensed Reorganization Items of $5.1 million or $.09 per common share during the six months ended June 28, 1998. Included as a Reorganization Items during 1998 was $3.3 million related to the net costs of the Settlement Agreement (see Note 2 to the Consolidated Financial Statements included in this Form 10-Q). Reorganization Items totaled $13.3 million or $.23 per common share during the same period in 1997, which included an $11.2 million write-off of preferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

RESTRUCTURING

On May 15, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan. The Restated Second Amended Plan will not become effective until receipt of all regulatory approvals, including approval from the Nevada State Gaming authorities, which is expected to occur by September 30, 1998. Among other things, under the Restated Second Amended Plan, the secured portion of the First Mortgage Notes (estimated at $120 million) will be converted into one hundred percent (100%) of the equity of reorganized Stratosphere Corporation, and all currently outstanding Common Stock of the Company and all other existing equity interests (including stock options and warrants) of the Company will be canceled. The remaining portion of the First Mortgage Notes claim (approximately $104 million) would be treated as a general unsecured claim. In addition to the deficiency claim arising from the First Mortgage Notes, the general unsecured class of claims would include the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and other general unsecured claims. The Restated Second Amended Plan provides for the general unsecured class of claims to share pro ratably in the distribution of approximately $6.0 million in full settlement of their related claims. In addition, the Restated Second Amended Plan assumes that the reorganized Stratosphere Corporation will continue to make payments pursuant to its capital lease and operating lease agreements.

On March 27, 1998, the Company became a party to a global settlement agreement ("Settlement Agreement") with the holders of the Vegas World Vacation Packages ("Package Holders"). The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company will provide room nights, tower elevations and beverages at the casino bars to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company will receive from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of Common Stock held in the escrow account previously established by Bob Stupak and will write-off the Stupak receivable of approximately $3.9 million ($800,000 of which was unreserved). The Company has not attributed any value to the Common Stock received as it will be canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization Item in the Condensed Consolidated Statement of Operations for the period ended June 28, 1998.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $22.9 million as of June 28, 1998. Since the Petition Date, the Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the six month period ended June 28, 1998, the Company generated $7.6 million from operating activities. These funds were primarily used to fund capital expenditures of $.8 million and payments on capital lease obligations of $4.6 million.

Upon the Restated Second Amended Plan becoming effective, the Company will be required to provide payment of $6.0 million to general unsecured creditors and approximately $1.1 million to creditors with priority claims. The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund cash requirements through the term of the bankruptcy proceedings.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Caesar case motion to dismiss filed by the defendants was granted in part and denied in part by the United States District Court for the District of Nevada on April 8, 1998.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its First Mortgage Note interest payment obligation due November 15, 1996, and has not made any subsequently scheduled interest payments. The Company does not anticipate meeting future payment obligations during the term of the bankruptcy proceedings. The total principal and interest accrued as of June 28, 1998, was approximately $223.7 million. Interest has not been accrued since the Petition Date.

The Company is also in default on its capital lease obligations due to its inability to meet certain financial covenants. The Company anticipates it will continue payment on this obligation during the term of the bankruptcy proceedings. The Company was current on this payment obligation as of June 28, 1998. The balance of principal and accrued interest as of June 28, 1998, was approximately $13.5 million. Pursuant to the Restated Second Amended Plan becoming effective, all financial covenants related to the capital lease obligations will be eliminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule
                  99.1     Settlement Agreement

         (b)      Reports on Form 8-K.

                  The Company filed the following reports on Form 8-K during the fiscal quarter ended June 28, 1998:

                            Date Filed               Items Listed
                            ----------               ------------
                           April 1, 1998                  5, 7
                           May 20, 1998                   3, 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         STRATOSPHERE CORPORATION

Date:  August 7, 1998                    By:  /s/ Thomas A. Lettero
                                             ----------------------------
                                         Name:    Thomas A. Lettero
                                              ---------------------------
                                         Title:   Chief Financial Officer
                                               --------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
--------
   27    Financial Data Schedule
   99.1  Settlement Agreement