Form 10-Q
period 1998-09-27
STRATOSPHERE CORP
filed 1998-11-12
CIK 897743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          COMMISSION FILE NO. 1-12030


                            STRATOSPHERE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            88-0292318
          --------                                            ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

    2000 LAS VEGAS BOULEVARD SOUTH
         LAS VEGAS, NEVADA                                        89104
    ------------------------------                                -----
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

                          Yes     X        No  ____


Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date: 2,030,000 as of November 10, 1998

                            STRATOSPHERE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                   FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 27, 1998 UNAUDITED AND
      DECEMBER 28, 1997                                                              3

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
      ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (UNAUDITED)                    4

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
      ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (UNAUDITED)                    5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
      ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (UNAUDITED)                  6-7

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                   13-17

PART II. OTHER INFORMATION                                                         18

         ITEM 1. LEGAL PROCEEDINGS
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


CONDENSED CONSOLIDATED                                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS                                                                                           (DEBTORS-IN-POSSESSION)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       SEPTEMBER 27,                 DECEMBER 28,
                                                                                           1998                          1997
                                                                                       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                            $15,879,443                   $20,326,317
  Cash and cash equivalents-restricted                                                   7,382,904                       471,273
  Investments-restricted                                                                 3,253,733                     3,139,469
  Accounts receivable, net                                                               5,778,681                     2,479,512
  Other current assets                                                                   6,814,286                     5,753,608
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    39,109,047                    32,170,179
------------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                            125,699,999                   122,381,979
------------------------------------------------------------------------------------------------------------------------------------
Other Assets:
  Deferred financing costs-net                                                             299,735                       624,156
  Related party receivable-net                                                                   -                       800,000
------------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                         299,735                     1,424,156
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $165,108,781                  $155,976,314
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable-trade                                                                $1,534,094                    $1,124,425
  Current installments of long-term debt                                                   148,017                       148,017
  Current installments of capital lease obligations                                      8,979,055                             -
  Accrued interest                                                                         162,830                       263,457
  Accrued payroll and related expenses                                                   6,958,457                     5,778,505
  Other accrued expenses                                                                17,936,664                     6,156,276
------------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               35,719,117                    13,470,680
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
  Long-term note payable-less current installments                                         140,426                       296,033
  Capital lease obligations-less current installments                                    2,171,090                             -
------------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                              2,311,516                       296,033
------------------------------------------------------------------------------------------------------------------------------------
Liabilities Subject to Compromise                                                                -                   299,208,988
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       38,030,633                   312,975,701
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
    Preferred stock, $.01 par value; authorized 10,000 shares;
     no shares issued and outstanding
    Common stock, $.01 par value; authorized 10,000,000 and
     100,000,000 shares; issued and outstanding 2,030,000
     and 58,393,105 at September 27, 1998 and December 28, 1997,
     respectively                                                                           20,300                       583,931
    Additional paid-in-capital                                                         127,057,848                   218,546,069
    Accumulated earnings (deficit)                                                               -                  (376,129,387)
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficit)                                                   127,078,148                  (156,999,387)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $165,108,781                  $155,976,314
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS                                                                                  (DEBTORS-IN-POSSESSION)
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997   (UNAUDITED)                   1998                          1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Casino                                                                               $13,670,267                   $14,900,562
    Hotel                                                                                  5,782,729                     5,393,756
    Food and beverage                                                                      7,929,662                     8,004,569
    Tower, retail and other income                                                         7,964,429                     8,186,223
------------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                            35,347,087                    36,485,110
    Less:  Promotional allowances                                                          3,105,580                     3,416,804
------------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                              32,241,507                    33,068,306
------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Casino                                                                                 6,427,698                     6,716,606
    Hotel                                                                                  1,937,883                     1,888,828
    Food and beverage                                                                      5,764,406                     6,094,671
    Other operating expenses                                                               3,321,802                     3,154,912
    Depreciation and amortization                                                          1,961,288                     2,106,084
    Selling, general and administrative                                                   12,881,250                    12,678,539
------------------------------------------------------------------------------------------------------------------------------------
                                               Total Costs and Expenses                   32,294,327                    32,639,640
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                                (52,820)                      428,666
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest income                                                                              -                             -
      Interest expense (Contractual Interest for the three months ended
                        September 27, 1998, estimated at $11,680,344)                       (380,088)                     (642,938)
      Gain (Loss) on sale of assets                                                                -                        15,376
------------------------------------------------------------------------------------------------------------------------------------
                                               Total Other Expense, net                     (380,088)                     (627,562)
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                  (432,908)                     (198,896)

REORGANIZATION ITEMS:                                                                      4,296,160                    (1,687,512)
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                          3,863,252                    (1,886,408)

PROVISION FOR INCOME TAXES                                                                         -                             -
EXTRAORDINARY GAIN ON PREPETITION DEBT DISCHARGE                                         153,436,882                             -
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                       $157,300,134                   $(1,886,408)
====================================================================================================================================

BASIC INCOME (LOSS) PER COMMON SHARE
      Before extraordinary items                                                        $       0.07                   $     (0.03)
      Extraordinary items                                                                       2.62                             -
------------------------------------------------------------------------------------------------------------------------------------
      Net                                                                               $       2.69                   $     (0.03)
====================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                58,393,105                    58,393,105
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS                                                                                  (DEBTORS-IN-POSSESSION)
------------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997   (UNAUDITED)                    1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Casino                                                                              $ 42,386,857                  $ 48,148,187
    Hotel                                                                                 18,069,039                    17,903,391
    Food and beverage                                                                     25,432,561                    25,050,251
    Tower, retail and other income                                                        22,898,507                    23,286,929
------------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                           108,786,964                   114,388,758
    Less:  Promotional allowances                                                          9,401,270                    10,092,154
------------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                              99,385,694                   104,296,604
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Casino                                                                                19,319,621                    21,438,920
    Hotel                                                                                  6,027,221                     6,520,020
    Food and beverage                                                                     17,335,585                    19,728,461
    Other operating expenses                                                               9,035,632                     8,829,450
    Depreciation and amortization                                                          5,992,656                     5,901,429
    Selling, general and administrative                                                   36,091,246                    41,368,780
------------------------------------------------------------------------------------------------------------------------------------
                                               Total Costs and Expenses                   93,801,961                   103,787,060
------------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                     5,583,733                       509,544

Other income (expense):
      Interest income                                                                              -                        47,674
      Interest expense (Contractual Interest for the nine months ended
                       September 27, 1998, estimated at $34,176,185)                      (1,225,582)                   (4,985,782)
      Gain (Loss) on sale of assets                                                          (41,571)                       14,186
------------------------------------------------------------------------------------------------------------------------------------
                                               Total Other Expense, net                   (1,267,153)                   (4,923,922)
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                 4,316,580                    (4,414,378)

REORGANIZATION ITEMS:                                                                       (754,075)                  (15,035,580)
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                          3,562,505                   (19,449,958)

PROVISION (BENEFIT) FOR INCOME TAXES                                                               -                             -
EXTRAORDINARY GAIN ON PREPETITION DEBT DISCHARGE                                         153,436,882                             -
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                       $156,999,387                  $(19,449,958)
====================================================================================================================================

BASIC INCOME (LOSS) PER COMMON SHARE
      Before extraordinary items                                                        $       0.06                  $      (0.33)
      Extraordinary items                                                                       2.63                             -
------------------------------------------------------------------------------------------------------------------------------------
      Net                                                                               $       2.69                  $      (0.33)
====================================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                58,393,105                    58,393,105
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                                                                (DEBTORS-IN-POSSESSION)
------------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997   (UNAUDITED)                    1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $156,999,387                  $(19,449,958)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                                        6,299,366                     6,359,117
      Reorganization Items:
        Write-off of debt issuance costs                                                           -                    11,210,108
        Professional Fees                                                                  3,492,011                     4,000,000
        Management Retention Expense                                                         233,125                       421,000
        Vegas World Vacation Package Settlement                                            3,346,793                             -
        Interest Earned on Accumulated Cash During
          Chapter 11 Proceedings                                                            (813,941)                     (595,528)
    Provision for doubtful accounts                                                          139,192                       408,670
    (Gain) Loss on sale or disposal of assets                                                 41,571                       (14,186)
    Changes in operating assets and liabilities:
        Accounts receivable                                                               (2,638,361)                    1,351,511
        Other current assets                                                              (1,060,678)                      285,636
        Accounts payable - trade   (prepetition)                                                   -                       331,397
        Accounts payable - trade   (postpetition)                                            409,810                        29,331
        Other accrued expenses     (prepetition)                                                   -                    (3,220,768)
        Other accrued expenses     (postpetition)                                         12,362,897                     3,337,916
                                                                                        ------------------------------------------
    Net Cash Provided by Operating Activities
     Before Reorganization Items                                                         178,811,172                     4,454,246
                                                                                        ------------------------------------------
    Increases (decreases) to Cash Resulting from Reorganization Items:
        Prepetition claims payable pursuant to amended plan                               (7,382,904)                            -
        Increase in allowed claims                                                         3,708,184                             -
        Adjust accounts to fair value                                                     (8,597,847)                            -
        Extraordinary gain on prepetition debt discharge                                (153,436,882)                            -
        Professional fees paid                                                            (2,783,492)                   (1,241,498)
        Management Retention Disbursements                                                  (835,875)                            -
        Interest Earned on Accumulated Cash During
          Chapter 11 Proceedings                                                             813,941                       595,528
                                                                                        ------------------------------------------
    Net Cash Provided by (Used in) Reorganization Items                                 (168,514,874)                     (645,970)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 10,296,298                     3,808,276
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in cash and cash equivalents-restricted                                        (6,911,631)                            -
    Change in investments-restricted                                                        (114,264)                     (807,716)
    Change in securities available for sale                                                        -                     2,000,905
    Payments for property and equipment                                                   (1,062,400)                   (1,332,121)
    Change in construction payables                                                                -                      (544,133)
    Increase in related party receivable and other                                                 -                      (168,698)
    Cash proceeds from sale of property and equipment                                        308,000                     1,585,827
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (7,780,295)                      734,064
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt issuance and deferred financing costs                                                     -                        (6,250)
    Proceeds from the issuance of common stock-net                                                 -                             -
    Payments on long-term debt                                                              (155,607)                     (428,401)
    Payments on capital lease obligations subject to compromise                           (6,807,270)                   (8,095,670)
    Decrease in affiliate payable                                                                  -                       563,680
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (6,962,877)                   (7,966,641)
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 (4,446,874)                   (3,424,301)
Cash and cash equivalents - beginning of period                                           20,326,317                    22,558,804
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 15,879,443                  $ 19,134,503
==================================================================================================================================


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED                                                STRATOSPHERE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS                                                                (DEBTORS-IN-POSSESSION)
---------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (UNAUDITED)           1998             1997
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest-net of capitalized interest                                   $     903,928         $1,661,911

Noncash Investing and Financing Activities:
     Increase in land and building from reduction
      in notes receivable from stockholder                                 $     350,000         $        -
     Cancellation of common stock from reorganization                      $    (583,931)        $        -
     Issuance of common stock to new shareholders                          $      20,300         $        -
     Discharge of first mortgage notes                                     $(203,000,000)        $        -
     Discharge of note payable - affiliate                                 $ (50,000,000)        $        -

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED        STRATOSPHERE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS                                     (DEBTORS-IN-POSSESSION)
================================================================================

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

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC had been acting as debtors-in-possession on behalf of their respective bankrupt estates, and have been authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company has reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the accompanying condensed consolidated financial statements (see Note 2).

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

In addition, as a result of the restructuring, the Company has implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" in the preparation of the accompanying September 27, 1998, condensed consolidated financial statements. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998, are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. A black line has been drawn on the accompanying condensed consolidated financial statements to distinguish between the pre-reorganization and postreorganization entity. The Company has not separately reported financial statements of nondebtor subsidiaries as it has determined such disclosure is not material to the condensed consolidated financial statements (see Note 2).

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

INVENTORIES

Inventories consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories totaled $2.8 million as of September 27, 1998 and December 28, 1997.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation due to the Restated Second Amended Plan becoming effective for accounting purposes on September 27, 1998, the date all equity interests (including the Common Stock shares outstanding of 58,393,105, options and warrants) were canceled. Pursuant to the Restated Second Amended Plan, there will be 2,030,000 common shares outstanding beginning September 27, 1998.

RECLASSIFICATIONS

Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net loss.

(2)  RESTRUCTURING

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company has canceled all prior equity interests (including 58.3 million shares of Common Stock, options and warrants). The Company has exchanged 2,030,000 shares of new Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock has been issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Allowed priority claims (estimated at $.9 million) will be paid in full. The discharge and settlement of these claims has resulted in a gain of $153.4 million which has been reflected as an extraordinary item on the September 27, 1998, condensed consolidated statement of operations. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed (see
Note 5 regarding reserved claims). In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed will be reserved for potential future settlement of unsecured claim disputes (see Note 5).

Pursuant to the guidance of AICPA SOP 90-7, "fresh start reporting" has been reflected as of September 27, 1998, in the accompanying condensed consolidated financial statements, since: i) the sum of the allowed claims, plus postpetition liabilities, exceeded the value of the preconfirmation assets; ii) the Company experienced a change of control as defined in AICPA SOP 90-7.
AICPA SOP 90-7 requires that under these circumstances a new reporting entity be created and the assets and liabilities be recorded at their fair values.

In support of the restructuring process, the Debtors retained an independent valuation advisor (the "Valuation Advisor") to appraise the Stratosphere Hotel & Casino Complex (the "Resort"). On March 24, 1997, Valuation Advisor issued an appraisal report (hereinafter, the "Appraisal Report") to the Company's bankruptcy counsel. The Appraisal Report estimates the "as is" market value range of the fee simple interest in the real and personal property (of the Resort) to be $105 million to $130 million with the final point estimate of value being $120 million (as of March 24, 1997). The Appraisal Report assumes a marketing exposure period of 12 to 18 months would be required in order to realize a sales price at or about the level of the concluded value estimate.

In preparing the Appraisal Report, standard appraisal techniques were used in conformity with the guidelines of the Uniform Standards of Appraisal Practice as promulgated by the Appraisal Foundation. The Appraisal

Report utilizes two of the typical appraisal approaches to value; the "Income Approach" and the "Sales Comparison Approach." The "Cost Approach" was omitted from the Appraisal Report because it was viewed that, in this instance, it did not provide a reliable indication of value. The ultimate valuation conclusions contained in the Appraisal Report were based primarily on the Income Approach, with only limited weight given to the Sales Comparison Approach. The value estimate included in the Appraisal Report was relied upon by management in determining the reorganization value and relates solely to the assets that are directly relevant to the operation of the Resort (exclusive of the working capital account balances) and does not include, or relate to, "peripheral" or "extraneous" assets owned by the Company. The primary examples of such assets are the parcels of land (which total approximately 5 acres) located on and near Las Vegas Boulevard South, directly across the street from the Resort (collectively, the "Sulinda Parcels"). Accordingly, management has separately analyzed the assets that are not covered by the Appraisal Report and have estimated the value thereof for the purpose of determining the reorganization value of the emerging entity ($45.1 million). Underlying management's estimate of reorganization value are a number of assumptions (including those contained in the Appraisal Report) that, although considered reasonable by management, are inherently subject to significant economic and competitive uncertainties beyond the control of management, and are based upon business decisions which could be subject to change.

The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 27, 1998, condensed consolidated financial statements. The Company's final condensed consolidated balance sheet as of September 27, 1998, reflects the adoption of "fresh start reporting" and will become the opening balance sheet for "reorganized" Stratosphere Corporation. The effect on the condensed consolidated balance sheet as of September 27, 1998, is reflected in the following table:

                                                   Adjustments to Record the Plan of Reorganization
                                                   ------------------------------------------------
                                                                  (In Thousands)
                                             Prereorganization    Debt      Fresh   Postreorganization
                                               Balance Sheet    Discharge   Start      Balance Sheet
======================================================================================================
Assets
Current Assets:
  Cash & cash equivalents                         $ 26,516  $        -       $    -       $ 26,516
  Acct Receivable, net                               2,779       3,000            -          5,779
  Other current assets                               6,814           -            -          6,814
                                                  --------  ----------       ------       --------
Total Current Assets                                36,109       3,000            -         39,109
                                                  --------  ----------       ------       --------
Property & Equipment, Net                          117,102           -        8,598        125,700
                                                  --------  ----------       ------       --------
Other Assets (deferred financing costs-net)            300           -            -            300
                                                  --------  ----------       ------       --------
Total Assets                                      $153,511  $    3,000       $8,598       $165,109
                                                  ========  ==========       ======       ========

Liabilities & Shareholders' Equity (Deficit)
Current Liabilities:
  Accounts payable-trade                          $  1,534  $        -       $    -       $  1,534
  Current install of long-term  debt                   148           -            -            148
  Current install of capital lease                       -       8,979            -          8,979
  Accrued interest                                       -         163            -            163
  Accrued payroll & related                          6,958           -            -          6,958
  Other accrued expenses                            10,554       7,383            -         17,937
                                                  --------  ----------       ------       --------
Total Current Liabilities                           19,194      16,525            -         35,719
                                                  --------  ----------       ------       --------

Long-Term Liabilities:
  Long-term note payable-less current                  140           -            -            140
  Capital lease obligations-less current                 -       2,171            -          2,171
                                                  --------  ----------       ------       --------
Total Long-Term Liabilities                            140       2,171            -          2,312
                                                  --------  ----------       ------       --------

Liabilities Subject to Compromise:
  Accounts payable - trade                             348       (348)            -              -
  Accrued payroll & related exp                         58        (58)            -              -
  Affiliate payable                                  4,708     (4,708)            -              -
  Other accrued expenses                             5,688     (5,688)            -              -
  Capital lease obligations                         11,313    (11,313)            -              -
   14 1/4% First Mortgage Notes                    224,096   (224,096)            -              -

                                                      Adjustments to Record the Plan of Reorganization
                                                      ------------------------------------------------
                                                                     (In Thousands)
                                                Prereorganization     Debt       Fresh    Postreorganization
                                                  Balance Sheet     Discharge    Start       Balance Sheet
============================================================================================================
Assets
  Note payable to affiliate                            50,000        (50,000)           -               -
                                                    ---------       --------    ---------        --------
Total Liabilities Subject to Compromise               296,211       (296,211)           -               -
                                                    ---------       --------    ---------        --------
Total Liabilities                                     315,546       (277,515)           -          38,031
                                                    ---------       --------    ---------        --------
Shareholders Equity (Deficit):
  Common Stock - old                                      584           (584)           -               -
  Common Stock - new (2,030,000 shares)                     -             20            -              20
  Treasury Stock                                          (30)            30            -               -
  Add'tl Paid in Capital                              218,576        127,612     (219,130)        127,058
  Accumulated earnings  (deficit)                    (381,165)       153,437      227,728               -
                                                    ---------       --------    ---------        --------
Total Shareholders' Equity (Deficit)                 (162,035)       280,515        8,598         127,078
                                                    ---------       --------    ---------        --------
Total Liabilities & Shareholders' Equity (Deficit)  $ 153,511       $  3,000    $   8,598        $165,109
                                                    =========       ========    =========        ========

The following proforma condensed consolidated statements of operations reflect the results of operations as if the reorganization had been effective December 29, 1997 (the beginning of the 1998 fiscal year):

                                                CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
========================================================================================================
                                                                     (In Thousands)
                                                     For the Nine Months ended September 27, 1998
                                                -------------------------------------------------
                                                   As Reported    Adjustments         Pro forma
========================================================================================================
Net Revenues                                         $99,386        $      -           $99,386
Costs and Expenses:
  Other operating expenses                            51,718               -            51,718
  Depreciation and amortization                        5,993             171 (1)         6,164
  Selling, general and administrative                 36,091               -            36,091
--------------------------------------------------------------------------------------------------------
Total costs and expenses                              93,802             171            93,973
--------------------------------------------------------------------------------------------------------

Income From Operations                                 5,584            (171)            5,413
--------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                    (1,225)              -            (1,225)
  Other income (expense)                                 (42)              -               (42)
--------------------------------------------------------------------------------------------------------
Total other expense, net                              (1,267)              -            (1,267)
--------------------------------------------------------------------------------------------------------

Reorganization Items                                    (754)            754 (2)             -

Income (Loss) Before Income Taxes                      3,563             583             4,146
--------------------------------------------------------------------------------------------------------

Provision (Benefit) for Income Taxes                       -               -                 -
Extraordinary gain on discharge of
prepetition liabilities                              153,437        (153,437)(3)             -

Net Income (Loss)                                   $156,999       $(152,853)           $4,146
========================================================================================================
Basic Income (Loss) per Common
Share (2,030,000 new common shares)                        -               -             $2.04
========================================================================================================

(1) ESTIMATED DEPRECIATION EFFECT OF ADJUSTMENTS TO ASSET FAIR VALUES FOR THE NINE MONTHS ENDED
(2)  ELIMINATION OF EFFECT OF REORGANIZATION ITEMS
(3)  ELIMINATION OF THE GAIN ON PREPETITION DEBT DISCHARGE

(3)  REORGANIZATION ITEMS

Reorganization Items consisted of the following for the nine month periods ended September 27, 1998 and September 28, 1997 (in thousands):

                                                                     1998     1997
                                                                   --------  -------
Adjust accounts to fair value                                      $(8,598)  $     -
Settlement of vacation package claims                                3,347         -
Write-off of debt issuance costs                                         -    11,210
Professional fees                                                    2,878     4,000
Interest earned on accumulated cash during Chapter 11 proceedings     (814)     (595)
Increase in allowed claims                                           3,708         -
Management retention compensation                                      233       421
                                                                  --------   -------
                                                                  $    754   $15,036
                                                                  ========   =======

Cash interest earned since the Petition Date totals $1,665,711.

Costs and expenses related to the reorganization of the Company have been separately classified as Reorganization Items in the condensed consolidated statements of operations since the Petition Date. Prior to the Petition Date, such costs and expenses (to the extent incurred) were classified as selling, general and administrative in the condensed consolidated statement of operations. Future unreserved professional fees will again be classified as selling, general and administrative expense beginning September 29, 1998 (the posteffective date period).

(4)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets and liabilities for the Company principally consist of depreciation, the excess of tax on book basis of assets due to write down of assets and net operating loss carryforward. The Company has recorded a valuation allowance at September 27, 1998, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits from preconfirmation net operating loss carryforwards will be reported as direct additions to paid-in capital.

(5)  CONTINGENCIES

The Company will reserve approximately $1.8 million of the $6.0 million being distributed to general unsecured creditors for claims that have been filed during the bankruptcy proceedings but disputed by the Company. Included among the claims for which the approximately $1.8 million is being reserved are claims filed by Strato Retail LLC of $60.0 million, McDonalds $4.1 million, Grand Casinos, Inc. $2.3 million and Vesst Investment Partnership $2.7 million. These contingencies have not been included as liabilities on the accompanying September 27, 1998, condensed consolidated balance sheet as the amount of the claims (if any) that will ultimately be allowed by the Bankruptcy Court is not determinable. These claims will be discharged once the disputes are resolved and regardless of the amount of claim allowed by the Bankruptcy Court, the total cash distributed under the Restated Second Amended Plan will not change.

The Company has also reserved $.4 million related to the dispute of miscellaneous secured claims. These contingencies have not been included as liabilities on the accompanying September 27, 1998, condensed consolidated balance sheet as the amount of claims (if any) that will be ultimately allowed by the Bankruptcy Court is not determinable.

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, all equity interests in the Company have been canceled and all shareholder litigation against the Company has been barred.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of November 9, 1998, the operations included 1,873 slot machines, 34 table games, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC had been acting as debtors-in-possession on behalf of their respective bankrupt estates, and have been authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company has reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the accompanying condensed consolidated financial statements (see Note 2).

As a result of the restructuring, the Company has implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" in the preparation of the accompanying September 27, 1998, condensed consolidated financial statements. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998, are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. A black line has been drawn on the accompanying September 27, 1998, condensed consolidated balance sheet to distinguish between the prereorganization and postreorganization entity.

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company has canceled all prior equity interests (including the 58,393,105 outstanding shares of Common Stock, options and warrants). The Company will exchange 2,030,000 shares of new Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120 million). Approximately 89.6% of the new Common Stock will be issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) will be paid in full. The discharge and settlement of these claims has resulted in a gain of $153.4 million which has been reflected as an extraordinary item on the September 27, 1998, condensed consolidated statement of operations. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion (approximately $1.8 million) of the $6.0 million to be distributed will be reserved for potential future unsecured claims dispute settlements.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

NET INCOME/LOSS

For the third quarter of 1998 the Company reported net income of $157.3 million inclusive of an extraordinary gain of $153.4 million and a gain from adjusting accounts to fair value of $8.6 million related to "fresh start reporting". The 1997 third quarter loss was $1.9 million.

REVENUES

Casino revenues of $13.7 million for the 1998 third quarter were $1.2 million (8%) less than the same period in 1997. Management attributes the decline to an increased number of casinos implementing similar favorable gambling odds promotions currently offered by the Company. Management anticipates increased competition with the opening of several new mega resorts on the Las Vegas Strip during the next eighteen months. Casino marketing efforts have been directed toward the development of several promotional events and direct mail programs. Casino revenues represented 39% and 41% of total gross revenues for the third quarters of 1998 and 1997, respectively.

Hotel revenues of $5.8 million for the 1998 third quarter were approximately $.4 million (7%) higher than the same period in 1997. Hotel occupancy was 91.9% during the 1998 third quarter as compared to 89.6% in 1997. The average rate per guest room was $47.61 during the 1998 third quarter as compared to $45.57 in 1997. Hotel revenues averaged 16% and 15% of total gross revenues during the third quarter of 1997 and 1998, respectively. Management anticipates increased competition for hotel room sales during the next eighteen months with the increase of approximately 20,000 newly constructed hotel rooms in the Las Vegas market.

Tower visitations (including the Top of The World dining) totaled 617,276 during the 1998 third quarter as compared to 698,179 for the same period in 1997. The revenue impact of the decline in visitations was partially offset by an increase in ride admissions from 310,384 for the 1997 third quarter to 361,975 during 1998. The increase in ride revenues was due primarily to the implementation programs to increase the number of multiple rides per visitor.

COSTS AND EXPENSES

Casino operating costs declined approximately 4% from $6.7 million for the 1997 third quarter to $6.4 million for 1998. The majority of this expense reduction was due to reduced labor costs associated with reducing the table games offered from 53 to 34 on April 30, 1998. Management does not anticipate further significant labor reductions in the near future.

Food and beverage operating costs declined approximately 5% from $6.1 million for the 1997 third quarter to $5.8 million for 1998. The majority of the expense reduction was the result of reduced labor costs. Management does not anticipate additional significant reductions in food and beverage labor costs in the near future.

OTHER FACTORS IMPACTING EARNINGS

The Company recorded income from Reorganization Items totaling $4.3 million during the 1998 third quarter principally related to the adjustments of various accounts as a result of "fresh start reporting". The Company expensed Reorganization Items of $1.7 million during the same period in 1997 (see Note 3 to the condensed consolidated financial statements included in this Form 10-Q).

The Company recorded a $153.4 million extraordinary gain on the discharge of debt associated with the

Company's emergence from Chapter 11 bankruptcy proceedings (see Note 2 to the condensed consolidated financial statements included in this Form 10-Q).

The Company currently employs approximately 1,830 full time equivalents of which approximately 900 are covered by collective bargaining agreements. The existing collective bargaining agreements between the Culinary Worker's Union, Local 226 and Bartenders, Local 165 expired June 1, 1997. Since that date, the parties have agreed to honor the terms and conditions of that contract until such time as a new agreement is reached. Active negotiations between the parties have commenced. Management does not anticipate any disruption of its business during negotiations with these unions.

On October 15, 1998, management reached an agreement with Operating Engineers, Local 501 union. Such agreement is not expected to have a material adverse effect on future labor costs.



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

NET INCOME/LOSS

The Company reported net income of $157.0 million inclusive of the extraordinary gain of $153.4 million and a gain from adjusting accounts to fair value of $8.6 million for the period ending September 27, 1998. The Company experienced a net loss of $19.4 million during the same period in 1997.

REVENUES

Casino revenues for the nine months ended September 27, 1998, of $42.4 million were $5.8 million (12%) less than the same period in 1997. Management attributes the decline to an increased number of casinos implementing similar favorable gambling odds promotions currently offered by the Company.
Management anticipates increased competition with the opening of several new mega resorts on the Las Vegas Strip during the next year. Casino marketing efforts have been directed toward the development of several promotional events and direct mail programs. Casino revenues represented 39% and 42% of total gross revenues for the nine months ended September 27, 1998 and September 28, 1997, respectively.

Hotel occupancy was 91.9% for the nine months ended September 27, 1998, as compared to 89% during the same period in 1997. Management anticipates increased competition for hotel room sales during the next eighteen months with the increase of approximately 20,000 newly constructed hotel rooms in the Las Vegas market. Hotel revenues averaged approximately 17% and 16% of total gross revenues during the nine months ended September 27, 1998 and September 28, 1997, respectively.

Tower visitations (including the Top of The World dinning) totaled 1.9 million during the nine month period ended September 27, 1998, as compared to 2.1 million for the same period in 1997. The revenue impact of the decline in visitation was substantially offset by an increase in ride admissions from 709,291 in 1997 to 949,528 in 1998. Ride revenues were enhanced through the implementation of programs aimed at increasing the number of multiple rides per visitor.

COSTS AND EXPENSES

Casino operating expenses declined 10% from $21.4 million for the nine months ended September 28, 1997, to $19.3 million for the nine months ended September 27, 1998. Approximately $1.7 million of this decrease was due to a decline in payroll and related expenses and the remainder of the savings was related to lower gaming taxes associated with the decline in revenues.

Food and beverage operating costs declined 12% from $19.7 million for the nine months ended September 28, 1997, to $17.3 million for the same period in 1998. Food and beverage payroll and related costs declined $2.0 million for the nine months ended September 27, 1998. Management does not anticipate additional significant reductions in food and beverage labor costs in the near future.

Selling, general and administrative expenses declined approximately 13% from $41.4 million for the nine months ended September 28, 1997, to $36.1 million for the same period in 1998. The cost savings in 1998 were realized through a reduction of $2.4 million in payroll and related expenses, $.6 million in advertising expenses and approximately $.5 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $1.2 million of nonrecurring items and $.4 million restructuring costs incurred prior to the Petition Date. Management does not anticipate further significant reductions in selling, general and administrative expenses in the near future.

OTHER FACTORS IMPACTING EARNINGS

Interest expense declined $3.8 million from $5.0 million for the nine months ended September 28, 1997, to $1.2 million for the same period in 1998. The Company ceased accruing interest on its 14 1/4% First Mortgage Notes since the Petition Date. Interest expense in 1997 included prepetition interest related to the 14 1/4% First Mortgage Notes of $2.3 million and $.5 million of interest related to the Grand note. The 14 1/4% First Mortgage Notes and the Grand Note have been discharged pursuant to the Restated Second Amended Plan. In addition, interest related to the Company's capital lease obligations declined $.7 million during 1998. Future interest expense will continue on the capital lease obligations.

The Company recorded a $153.4 million extraordinary gain on the discharge of debt associated with the Company's emergence from Chapter 11 bankruptcy proceedings (see Note 2 to the condensed consolidated financial statements included in this Form 10-Q).

The Company experienced expenses from Reorganization Items of $.8 million during the nine months ended September 27, 1998. Reorganization Items expensed during the same period of 1997 were $15.0 million (see Note 3 to the condensed consolidated financial statements included in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $15.9 million as of September 27, 1998. Since the Petition Date, the Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the nine month period ended September 28, 1998, the Company generated $10.3 million from operating activities. These funds were primarily used to fund capital expenditures of $1.1 million and payments on capital lease obligations of $6.8 million.

With the Restated Second Amended Plan becoming effective on October 14, 1998, the Company will be required to provide payment of $6.0 million to general unsecured creditors and approximately $.9 million to creditors with priority claims. These payments will be made from restricted cash balances net of reserves established for disputed claims during November 1998. The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund its cash requirements.

In addition, the Company will be required to make a final payment of approximately $6.9 million on its capital lease obligations on April 30, 1999. The Company estimates that future financing alternatives will be available, if necessary, to fund this obligation.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, all equity interests in the Company have been canceled and all shareholders litigation against the Company has been barred.

See the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, for information regarding other pending legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on its First Mortgage Note interest payment obligation due November 15, 1996, and has not made any subsequently scheduled interest payments. The total principal and interest accrued as of September 27, 1998, was approximately $224.1 million. Interest has not been accrued since the Petition Date. Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, this debt was discharged (see Note 2 to the condensed consolidated financial statements included in this Form 10-Q).

The Company was also in default on its capital lease obligations due to its inability to meet certain financial covenants. Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company will continue payment on this obligation during the original term of the lease. The Company was current on this payment obligation as of September 27, 1998. The balance of principal and accrued interest as of September 27, 1998, was approximately $11.3 million. Pursuant to the Restated Second Amended Plan becoming effective, all financial covenants related to the capital lease obligations have been eliminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27 Financial Data Schedule

         (b) Reports on Form 8-K.

             The Company filed no reports on Form 8-K during the fiscal quarter ended September 27, 1998:

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      STRATOSPHERE CORPORATION



Date:  November 12, 1998              By: /s/ Daniel A. Cassella
                                         -------------------------------------
                                      Name: Daniel A. Cassella
                                           -----------------------------------
                                      Title: Chief Executive Officer/President
                                            ----------------------------------


                                      By: /s/ Thomas A. Lettero
                                         -------------------------------------
                                      Name: Thomas A. Lettero
                                           -----------------------------------
                                      Title: Secretary/Treasurer/CFO
                                            ----------------------------------

                                 EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
  No.
-------
  27      Financial Data Schedule