Form 10-K
period 1998-12-27
STRATOSPHERE CORP
filed 1999-03-17
CIK 897743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998, OR

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

Yes  X           No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On January 27, 1997, Registrant and its wholly-owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions for Chapter 11 Reorganization in the United States Bankruptcy Court for the District of Nevada. The Registrant's Restated Second Amended Plan of Reorganization became effective on October 14, 1998, and on that date all of its old equity securities were canceled and 2,030,000 shares of new Common Stock were issued to the holders of the Registrant's 14 1/4% First Mortgage Notes. Since October 14, 1998, there has been extremely limited trading of the Registrant's new Common Stock on the over the counter bulletin board.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

OVERVIEW

     The Company owns and operates the Stratosphere Tower, Casino & Hotel ("Stratosphere") which is centered around the Stratosphere Tower (the "Tower"), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is visible from most all directions, including to visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated "Big Shot" (the "Thrill Rides").

     The Company currently is operating with, among other things, the Tower, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,700 slot machines, 37 table games, 6 poker tables, a sports book, a keno lounge, a 160,000 square foot second level containing a retail center of approximately 46 shops and a 650 seat Broadway Showroom, a 250-seat entertainment lounge and parking for approximately 4,000 cars (collectively, "Phase I"). Stratosphere opened for business on April 29, 1996.

     On January 27, 1997 ("Petition Date"), the Company and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with the Company, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code ("Bankruptcy Proceedings"). As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of the Company and SGC. The Company and SGC acted as debtors-in-possession on behalf of their respective bankrupt estates and were authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective (the "Effective Date"). All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the consolidated financial statements included in this Form 10-K.

     Pursuant to the Restated Second Amended Plan becoming effective, the Company canceled all prior equity interests (including 58.4 million shares of Common Stock, all options and warrants). The Company exchanged 2,030,000 shares of new Common Stock (represents 100% of the Common Stock as of the Effective
Date) for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock has been issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims were discharged in exchange for a cash payment of $6.0 million. Allowed priority claims (estimated at $.9 million) have been paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which has been reflected as an extraordinary item on the Consolidated Statement of Operations for the period ended September 27, 1998. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

     Prior to confirmation of the Restated Second Amended Plan, the Company became a party to a global settlement agreement ("Settlement Agreement") with the holders of the Vegas World Vacation Packages

("Package Holders"). The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company provides room nights, tower elevations and beverages (at the casino bars) to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company received from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of old Common Stock held in the escrow account previously established by Bob Stupak. The Stupak receivable of $3.9 million ($800,000 of which was unreserved) was written-off. The Company has not attributed any value to the treasury stock received as it was canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization Item in the accompanying Consolidated Statements of Operations.

     The Company, as part of the Restated Second Amended Plan, has sought to assume its Development and Lease Agreement with Strato-Retail LLC ("Master Lease"). Strato-Retail LLC has opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. Evidentiary hearings were conducted on January 28, 29 and March 5, 1999, and a decision is expected in several months. In the event the Company is allowed to assume the Master Lease, the Company will be required to complete the construction of Phase II and expects that Strato-Retail LLC will be required to reimburse the Company for $7.9 million. In addition, the Company will be required to pay to Strato-Retail LLC damages for any pre-petition date breaches of the Master Lease as the Bankruptcy Court determines. In the event the amount the Bankruptcy Court determines necessary to cure pre-petition breaches, if any, is unacceptable to the Company, the Company maintains the right to reject the Master Lease, in which event, any damages resulting from such rejection will be deemed a pre-petition unsecured claim to be paid in accordance with the Restated Second Amended Plan. In the event of the rejection of the Master Lease, Strato-Retail LLC would then have the option of continuing under the Master Lease and possessing Phase I of the Premises or terminating the Master Lease and vacating Phase I of the Premises.

     In accordance with the Restated Second Amended Plan, as of the Effective Date, the Stratosphere Litigation L.L.C. ("LLC") was formed. The administrator for the LLC is Thomas A. Lettero and the Board of Managers is Carl C. Icahn, Robert J. Mitchell and Russell Glass. The LLC was formed for the purpose of pursuing (1) all claims and causes of action of the holders of the Original First Mortgage Notes and the Indenture Trustee and (2) rights, claims and causes of action which the Company may have against any person which the Company determined to transfer to the LLC for prosecution. Upon the Effective Date of the Restated Second Amended Plan, all individual causes of action of holders of Original First Mortgage Notes related to the Standby Equity Commitment were assigned to the LLC.

     In January 1999, the LLC and IBJ Whitehall Bank & Trust Company, f/k/a/ IBJ Schroder Bank & Trust Company, as Indenture Trustee ("IBJ Whitehall") entered into that certain Assignment of Claims whereby IBJ Whitehall acknowledged the Restated Second Amended Plan in its entirety and acknowledged the transfer by the holders of the Original First Mortgage Notes to the LLC of any and all claims and causes of action including any and all claims, causes of action, counter-claims, defenses, affirmative defenses and setoffs that IBJ Whitehall had asserted or could have asserted in those certain proceedings entitled IBJ Schroder v. Grand Casinos, Inc., United States District Court, District of Nevada, Case No. CV-S-97-01252-DWH (RJJ) (the "Grand Litigation"). Additionally, IBJ Whitehall expressly reconfirmed the transfer and assignment to the LLC of any and all claims and causes of action it held respecting the Original First Mortgage Notes. Furthermore, the LLC expressly reaffirmed its acceptance of the claims and causes of action of the holders of the Original First Mortgage Notes.

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

     The Pod is a 12-story 105,000 square foot building that begins at the 771-foot level of the Tower. The Pod, which has a maximum capacity of 2,700 visitors at any one time, has an indoor and outdoor observation deck and is currently open from 10:00 a.m. to 1:00 a.m. Sunday through Thursday and 10:00 a.m. to 2:00 a.m. on Friday and Saturday.

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

THE CASINO AREA

     Stratosphere's casino contains approximately 97,000 square feet of gaming space, with approximately 1,700 slot machines, 37 table games, 6 poker tables, a sports book and keno lounge. Stratosphere's bar and lounge facilities have been positioned for convenient access to the gaming areas.

     Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join a frequent players club, which awards benefits including cash and complimentary room, food and beverage based upon the customer's level of play.

THE RETAIL-ENTERTAINMENT CENTER

     The Retail-Entertainment Center, located on the second floor of the Base Building, currently occupies approximately 160,000 square feet, of which 57,000 square feet is currently undeveloped. The retail area offers various restaurants and shops and, in combination with the 650 seat show room that currently offers afternoon and evening shows, is designed to appeal to the wide spectrum of visitors who come to Las Vegas.

THE HOTEL

     The Hotel currently has 1,444 rooms and suites. The Hotel has five themed restaurants, The Top of The World located in the Pod, the 434-seat "Stratosphere Buffet," a 200-seat "Montana's Cafe and Grille," "Roxy's 50's Diner," and "Tower of Pasta," a restaurant serving Italian cuisine. Stratosphere has parking for over 4,000 cars.

BUSINESS AND MARKETING STRATEGY

     The Company utilizes the unique characteristics of the Tower to attract visitors. Hotel rooms, entertainment and food and beverage products are priced to appeal to the value conscious, mid-market Las Vegas visitor. Aggressive advertising and promotional campaigns are maintained to maximize hotel room occupancy and visitation to the Tower. The Company employs a direct mail program targeting customers in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

     The casino/hotel industry is highly competitive. The Las Vegas market includes several world class destination resorts, with numerous other tourist attractions. Major Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Luxor and the Rio. Each of these resorts compete with the Company in its ability to attract visitors to the Tower.

     The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station as each of these properties target the budget-minded, mid-market Las Vegas visitor. Management believes that its ability to expand its target market is limited due to the lack of recreational facilities (pool and spa), meeting and convention facilities. In addition, future visitation to the Tower could be negatively impacted with the fourth quarter 1999 opening of "Paris" (a Bally's Park Place project) that will feature a 500 foot replica of the Eiffel Tower.

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

     The existing collective bargaining agreements between the Culinary Worker's Union, Local 226 and Bartenders, Local 165 expired June 1, 1997. On December 10, 1998, the Company and Local 226 and Local 165 reached a tentative agreement that became effective on June 1, 1997. Pursuant to the agreement, the Company paid the affected employees approximately $1.0 million in retroactive increases on December 23, 1998. This amount had been previously accrued on the consolidated balance sheet. The agreement expires on May 31, 2002, and provides for future increases of between 3% and 4% annually.

     On October 15, 1998, management reached an agreement with Operating Engineers, Local 501 union. Such agreement is not expected to have a material adverse effect on future labor costs.

     The Company generally enjoys good relations with its employees.

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

     If it were determined that the Nevada Act was violated by SGC, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, SGC and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the premises) could be forfeited to the state of Nevada. Limitation, conditioning or suspension of the licenses of SGC could (and revocation of any gaming license of SGC would) materially adversely affect the Company.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Mr. Icahn has been approved as a shareholder and controlling shareholder. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities, or more than 10% of a Registered Corporation's voting securities as a result of a proceeding under the United States Bankruptcy Code, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purpose unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the cost of its approvals, if without the prior approval of the Nevada Commission, it:
(i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction. The acquisition of control of the Company, as a result of the Restated Second Amended Plan, received the prior approval of the Nevada Commission upon the recommendation of the Nevada Board.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

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

     BANKRUPTCY. On January 27, 1997, the Company and SGC filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the Bankruptcy Court assumed jurisdiction over the assets of the Company and SGC. The Company and SGC acted as debtors-in-possession on behalf of their respective bankrupt estates were authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered the Confirmation Order confirming the Restated Second Amended Plan. On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the consolidated financial statements included in this Form 10-K.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including 58.4 million shares of Common Stock, all options and warrants). The Company exchanged 2,030,000 shares of new Common Stock (represents 100% of the Common Stock as of the Effective Date) for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock has been issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims were discharged in exchange of a cash payment of $6.0 million. Allowed priority claims (estimated at $.9 million) have been paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which has been reflected as an extraordinary item on the consolidated statement of operations for the period ended September 27, 1998. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

     Prior to confirmation of the Restated Second Amended Plan, the Company became a party to the Settlement Agreement with the Package Holders. The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company provides room nights, tower elevations and beverages (at the casino bars) to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company received from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of Common Stock held in the escrow account previously established by Bob Stupak. The Stupak receivable of $3.9 million ($800,000 of which was unreserved) was written-off. The Company has not attributed any value to the treasury stock received as it was canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization
Item in the accompanying Consolidated Statements of Operations.

     The Company, as part of the Restated Second Amended Plan, has sought to assume the Master Lease with Strato-Retail LLC. Strato-Retail LLC has opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. Evidentiary hearings were conducted on January 28, 29 and March 5, 1999, and a decision is expected in several months. In the event the Company is allowed to assume the Master Lease, the Company will be required to complete the construction of Phase II and expects that Strato-Retail LLC will be required to reimburse the Company for $7.9 million. In addition, the Company will be required to pay to Strato-Retail LLC damages for any pre-petition date breaches of the Master Lease as the Bankruptcy Court determines. In the event the amount the Bankruptcy Court determines necessary to cure pre-petition breaches, if any, is unacceptable to the Company, the Company maintains the right to reject the Master Lease, in which event, any damages resulting from such rejection will be deemed a pre-petition unsecured claim to be paid in accordance with the Restated Second Amended Plan. In the event of the rejection of the Master Lease, Strato-Retail LLC would then have the option of continuing under the Master Lease and possessing Phase I of the Premises or terminating the Master Lease and vacating Phase I of the Premises.

     In accordance with the Restated Second Amended Plan, as of the Effective Date, the LLC was formed. The administrator for the LLC is Thomas A. Lettero and the Board of Managers is Carl C. Icahn, Robert J. Mitchell and Russell Glass. The LLC was formed for the purpose of pursuing (1) all claims and causes of action of the holders of the Original First Mortgage Notes and the Indenture Trustee and (2) rights, claims and causes of action which the Company may have against any person which the Company determined to transfer to the LLC for prosecution. Upon the Effective Date of the Restated Second Amended Plan all individual causes of action of holders of Original First Mortgage Notes related to the Standby Equity Commitment were assigned to the LLC.

     In January 1999, the LLC and IBJ Whitehall, as Indenture Trustee, entered into that certain Assignment of Claims whereby IBJ Whitehall acknowledged the Plan in its entirety and acknowledged the transfer by the holders of the Original First Mortgage Notes to the LLC of any and all claims and causes of action including any and all claims, causes of action, counter-claims, defenses, affirmative defenses and setoffs that IBJ Whitehall had asserted or could have asserted in the Grand Litigation. Additionally, IBJ Whitehall expressly reconfirmed the transfer and assignment to the LLC of any and all claims and causes of action it held respecting the Original First Mortgage Notes. Furthermore, the LLC expressly reaffirmed its acceptance of the claims and causes of action of the holders of the Original First Mortgage Notes.

     NEED FOR ADDITIONAL FINANCING. Completion of the unfinished 1,000 bay hotel tower and other amenities (Phase II) of the project remains on hold. Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately ten months and cost approximately $80.0 million. The Company does not have in place any financing arrangements for Phase II in the event it determines to proceed with the project.

     RISKS OF NEW CONSTRUCTION. Major construction projects (and particularly on the size, complexity and scale of Phase II) entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, or delay or prevent the construction or opening of Phase II or otherwise affect the design and features of Phase II. Delays in completing Phase II may result in increased completion costs.

     COMPETITION. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Hotel and the Casino also competes with a large number of hotels and motels located in and near Las Vegas. The Tower competes with all other forms of entertainment, lodging and recreational activities in and near Las Vegas. Many of the Company's competitors are larger than the Company and have greater name recognition and may have greater resources. Lack of completion of Phase II may put the Company at a competitive disadvantage.

     POSSIBLE CONFLICTS OF INTEREST. Mr. Icahn (including certain related entities) is actively involved in the gaming industry and currently owns 89.6% of Stratosphere Corporation Common Stock. Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may intend to pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to the Company.

ITEM 2. PROPERTIES

     The Company currently owns approximately 24.5 acres of land on or near the Las Vegas Strip. The Company entered into an Owner Participation Agreement (the "Owner Participation Agreement") with the City of Las Vegas Downtown Redevelopment Agency (the "Redevelopment Agency") in December 1994. In the reorganization proceedings referred to above, the Owner Participation Agreement was assumed prior to confirmation of the Restated Second Amended Plan. This property and the property the Company is seeking to acquire pursuant to the Owner Participation Agreement (approximately 1 acre) lie within the downtown redevelopment district, an area designated by the City for economic redevelopment and urban renewal, and the Company believes that it will be successful in its acquisition. While the Company believes that through the City's power of eminent domain or through negotiations with current owners, all remaining property will be acquired, there can be no assurance that all such property will be acquired or that such property will be acquired within the Company's budget. The Company has acquired all but two parcels of property being sought by the City for the Company. The City is currently taking all steps necessary to acquire these two parcels but there can be no assurance that it will succeed in acquiring such parcels. The City's right to acquire these two properties was determined to be invalid in Nevada District Court and is currently on appeal to the Nevada Supreme Court. On January 23, 1998, the Nevada Supreme Court issued an Order of Limited Remand ordering the District Court to hold an evidentiary hearing within sixty (60) days of the date of the Order on the issues of the Debtors' intent to accept or reject the Owner Participation Agreement and, if the Owner Participation Agreement is rejected, whether the City of Las Vegas Downtown Redevelopment Agency intends to acquire the property independently of the Company. The Company informed the District Court that it intended to assume the Owner Participation Agreement and the District Court concluded its evidentiary hearing. The Company believes that, if necessary, it can independently acquire the remaining parcels although the asking price may be more than the Company is willing to pay or, in the alternative, continue operating with the facility and property it currently owns.

     The Company has also built a park, which was deeded to the City of Las Vegas. Additionally, as required by the Owner Participation Agreement, the Company acquired and is prepared to convey to the City a building known as the Stupak Center which is used by the City as a community center. The Company previously donated $100,000 to the Redevelopment Agency pursuant to the Owner Participation Agreement to fund renovation of the Stupak Center as a multi-use facility, including a day care center. Pursuant to the Owner Participation Agreement, the Company has also agreed to provide relocation assistance and that 15% of the new jobs generated by Stratosphere between opening day April 29,1996 and April 26, 1998, would be made available to employ persons residing in the immediate vicinity of Stratosphere.

     The Company entered into the Master Lease with Strato-Retail LLC pursuant to which Strato-Retail LLC was required to develop approximately 160,000 square feet of the second floor of the building in which the Tower is located into a retail and entertainment center. The Master Lease provided for base rent plus percentage rent. Strato-Retail LLC paid the Company approximately $9.9 million for the construction of the Phase I retail shell and, pursuant to the Master Lease, is obligated to pay $7.9 million for the construction of the Phase II expansion of the retail shell. Strato-Retail failed to pay any portion of the Phase II expansion costs and construction of Phase II has halted prior to completion. The Company, as part of the Restated Second Amended Plan, has sought to assume the Master Lease. Strato-Retail LLC has opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. Evidentiary hearings were conducted on January 28 and 29, 1999, and a decision is expected in several months. In the event the Company is allowed to assume the Master Lease, the Company will be required to complete the construction of Phase II and expects that Strato-Retail LLC will be required to reimburse the Company for $7.9 million. In addition, the Company will be required to pay to Strato-Retail LLC damages, if any, for any pre-petition date breaches of the Master Lease as the Bankruptcy Court determines. In the event the amount the Bankruptcy Court determines necessary to cure pre-petition breaches, if any, is unacceptable to the Company, the Company maintains the right to reject the Master Lease, in which event, any damages resulting from such rejection will be deemed a pre-petition unsecured claim to be paid in accordance with the Restated Second Amended Plan. In the event of the rejection of the Master Lease, Strato-Retail LLC would then have the option of continuing under the Master Lease and possessing the Phase I retail space or terminating the Master Lease and vacating the premises.

ITEM 3. LEGAL PROCEEDINGS

     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (a former officer and director of the Company and officer and director of Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer and current director of the Company), Thomas G. Bell (a former director of the Company), Andrew S. Blumen (a former officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleged that the defendants made misrepresentations and engaged in other wrongdoings. In addition to the Caesar case above, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube, a former director of the Company and also a former officer and director of Grand) have been filed. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

     On February 14, 1997, Plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley
M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleged causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995, and July 22, 1996. The litigation was brought on behalf of a putative class of purchasers of the Company's securities during that time period. The Consolidated and Amended Class Action Complaint did not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing and because any claims of plaintiffs against the Company would be resolved in the Bankruptcy Proceedings. By virtue of the confirmation and consummation of the Restated Second Amended Plan, the Company was discharged from any liability to Plaintiffs or Defendants with Plaintiffs and Defendants receiving nothing under the Restated Second Amended Plan.

     On March 14, 1997, the Plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the context of the Bankruptcy Proceedings. The Securities Litigation Claimants alleged that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995, and July 22, 1996, in violation of the federal securities laws and Nevada law. The complaint was dismissed as part of the confirmation proceedings of the Restated Second Amended Plan and all claims of the Securities Litigation Claimants were discharged.

     On August 16, 1996, a complaint was filed in District Court, Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman (a former officer and director of the Company and an officer and director of Grand) and Stanley Taube (a former director of the Company and a former director of Grand). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleged the defendants made misrepresentations and engaged in other wrongdoing. By virtue of the confirmation and consummation of the Restated Second Amended Plan, the Company was discharged from any liability arising out of the complaint with all other parties to the action receiving nothing under the Restated Second Amended Plan.

     McDonalds Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim. The Debtors have filed an objection to the claim, and the matter is currently pending. The amount of the allowed general unsecured claim, if any, is not material and will be treated under the Restated Second Amended Plan with all other general unsecured claims. However, McDonalds has asserted an administrative claim of $410,843 for guaranteed income pursuant to a lease during the administrative period of the Bankruptcy Proceedings. In the event McDonalds is able to establish an allowed administrative claim, such claim would be paid by the Debtors upon entry of a final order approving the claim. The Debtors have filed a Motion for Summary Judgment to disallow the claim, which motion is set to be heard by the Bankruptcy Court in March 1999. In the event the Motion for Summary Judgment is denied and the Bankruptcy Court orders a trial on the merits, trial is currently set for June 1999. Based upon the legal requirements of the Bankruptcy Code for an administrative claim, the Debtors believe they will prevail on the objection to the McDonalds' claim.

     RAS Builders ("RAS") filed a Proof of Claim in the Bankruptcy Proceedings based on a previously recorded mechanic's lien in the amount of $72,524. The mechanic's lien was recorded against the real property owned by the Debtors after RAS Builders constructed certain tenant improvements for a subtenant located in the Phase I retail shopping center master leased to Strato-Retail LLC. The Company filed an adversary complaint in the Bankruptcy Proceedings against RAS Builders to avoid the lien, and further sought indemnification from the Company's tenant, Strato-Retail LLC in the event the Company is required to satisfy the RAS lien. Trial is currently set for June 1999. The Company believes that it can successfully defeat the lien, or alternatively, in the event that it is required to satisfy the lien, the Company will be reimbursed by either Strato-Retail LLC or the subtenant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock ("Old Common Stock") commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. On June 24, 1994, the Old Common Stock commenced trading on the NASDAQ National Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under Bankruptcy Proceedings on January 27, 1997. The Old Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board. All trading of the Company's Old Common Stock ceased as of October 14, 1998, when such Old Common Stock was canceled pursuant to the Restated Second Amended Plan. On October 14, 1998, pursuant to the Restated Second Amended Plan, the Company issued 2,030,000 shares of new Common Stock ("New Common Stock"). There has been extremely limited trading volume of the new Common Stock since October 14, 1998. Since February 1999, (first trading of the New Common Stock) prices have ranged from $20 to $23.

     The Company has never paid any cash dividends with respect to the Old Common Stock or new Common Stock. The Company had 8 stockholders of record as of March 2, 1999 for New Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   SUCCESSOR
                                    COMPANY                                PREDECESSOR COMPANY
                                 -------------   -----------------------------------------------------------------------
                                 SEPTEMBER 28,   DECEMBER 29,       FISCAL         FISCAL              YEAR ENDED
                                 1998 THROUGH    1997 THROUGH     YEAR ENDED     YEAR ENDED           DECEMBER 31,
                                 DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,     -----------------------
STATEMENT OF OPERATIONS DATA:        1998            1998            1997           1996            1995         1994
-----------------------------    -------------   -------------   ------------   ------------     ----------   ----------
                                                 (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
Net revenues(a)................    $  30,586       $  99,386      $  137,516     $  108,739      $       60   $      107
Costs and expenses.............       30,636          93,802         134,711        439,905(b)          947        1,050
                                   ---------       ---------      ----------     ----------      ----------   ----------
Income (loss) from
  operations...................          (50)          5,584           2,805       (331,166)           (887)        (943)
Other expense (income).........          134           2,021          22,120         17,677           3,776         (665)
                                   ---------       ---------      ----------     ----------      ----------   ----------
Income(loss) before
  extraordinary item...........         (184)          3,563         (19,315)      (348,843)         (4,663)        (278)
                                   ---------       ---------      ----------     ----------      ----------   ----------
Extraordinary item:
  Gain on pre-petition debt
    discharge..................           --         153,437(c)           --             --              --           --
Net Income (Loss)                  $    (184)      $ 157,000      $  (19,315)    $ (348,843)     $   (4,663)  $     (278)
                                   =========       =========      ==========     ==========      ==========   ==========
Basic income (loss) per common
  share:
  Before extraordinary item....    $   (0.09)              *      $    (0.33)    $    (6.00)     $    (0.12)  $    (0.01)
  Extraordinary item...........           --               *              --             --              --           --
Net income (loss) per share....    $   (0.09)              *      $    (0.33)    $    (6.00)     $    (0.12)  $    (0.01)
                                   =========       =========      ==========     ==========      ==========   ==========
Weighted average common shares
  outstanding..................    2,030,000               *      58,393,105     58,134,811      37,583,065   30,000,000
                                   =========       =========      ==========     ==========      ==========   ==========

Total Assets...................    $ 155,546       $ 165,109      $  155,976     $  181,080(b)   $  433,906   $  111,841
Long-term capital lease
  obligations..................        8,979          11,150              --(d)      19,540              --           --
Long-term debt.................          242             288             444(d)     253,000         203,000           --

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

(a) The Company began operations on April 29, 1996.

(b) The reduction of total assets and increase in costs and expenses is the result of a $295.9 million write-down of fixed assets recorded pursuant to adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for the year ended December 29, 1996.

(c) Represents gain on the discharge of pre-petition debt pursuant to the Restated Second Amended Plan becoming effective.

(d) As a result of the restructuring and implementation of the guidance provided by the AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," all pre-petition liabilities including long-term debt and obligations under capital leases have been included in liabilities subject to compromise from the Petition Date to the Effective Date. Liabilities subject to compromise totaled $299,208,988 on December 28, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements

OVERVIEW

     The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 1, 1999, the operations included approximately 1,700 slot machines, 37 table games, 6 poker tables, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

RESTRUCTURING

     On January 27, 1997, the Debtors filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the Bankruptcy Court assumed jurisdiction over the assets of the Company and SGC. The Company and SGC acted as debtors-in-possession on behalf of their respective bankrupt estates and were authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered the Confirmation Order, confirming the Restated Second Amended Plan. On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the consolidated financial statements included in this Form 10-K.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including 58.4 million shares of Common Stock, all options and warrants). The Company exchanged 2,030,000 shares of new Common Stock (represents 100% of the Common Stock as of the Effective Date) for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock has been issued to Carl C. Icahn related entities. The remaining portion of the 14
 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims were discharged in exchange of a cash payment of $6.0 million. Allowed priority claims (estimated at $.9 million) have been paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which has been reflected as an extraordinary item on the Consolidated Statement of Operations for the period ended September 27, 1998. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

     Prior to confirmation of the Restated Second Amended Plan, the Company became a party to the Settlement Agreement with the Package Holders. The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company provides room nights, tower elevations and beverages (at the casino bars) to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company received from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of Common Stock held in the escrow account previously established by Bob Stupak. The Stupak receivable of $3.9 million ($800,000 of which was unreserved) was written off. The Company has not attributed any value to the treasury stock received as it was canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization
Item in the accompanying Consolidated Statements of Operations.

     The Company, as part of the Restated Second Amended Plan, has sought to assume the Master Lease with Strato-Retail LLC. Strato-Retail LLC has opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. Evidentiary hearings were conducted on January 28, 29 and March 5, 1999, and a decision is expected in several months. In the event the Company is allowed to assume the Master Lease, the Company will be required to complete the construction of Phase II and expects that Strato-Retail LLC will be required to reimburse the Company for $7.9 million. In addition, the Company will be required to pay to Strato-Retail LLC damages for any pre-petition date breaches of the Master Lease as the Bankruptcy Court determines. In the event the amount the Bankruptcy Court determines necessary to cure pre-petition breaches, if any, is unacceptable to the Company, the Company maintains the right to reject the Master Lease, in which event, any damages resulting from such rejection will be deemed a pre-petition unsecured claim to be paid in accordance with the Restated Second Amended Plan. In the event of the rejection of the Master Lease, Strato-Retail LLC would then have the option of continuing under the Master Lease and possessing Phase I of the Premises or terminating the Master Lease and vacating Phase I of the Premises.

     In accordance with the Restated Second Amended Plan, as of the Effective Date, the LLC was formed. The administrator for the LLC is Thomas A. Lettero and the Board of Managers is Carl C. Icahn, Robert J. Mitchell and Russell Glass. The LLC was formed for the purpose of pursuing (1) all claims and causes of action of the holders of Original First Mortgage Notes and the Indenture Trustee and (2) rights, claims and causes of action which the Company may have against any person which the Company determined to transfer to the LLC for prosecution. Upon the Effective Date of the Restated Second Amended Plan all individual causes of action of holders of Original First Mortgage Notes related to the Standby Equity Commitment were assigned to the LLC.

     In January 1999, the LLC and IBJ Whitehall Bank, as Indenture Trustee, entered into that certain Assignment of Claims whereby IBJ Whitehall acknowledged the Plan in its entirety and acknowledged the transfer by the holders of the Original First Mortgage Notes to the LLC of any and all claims and causes of action including any and all claims, causes of action, counter-claims, defenses, affirmative defenses and setoffs that IBJ Whitehall had asserted or could have asserted in the Grand Litigation. Additionally, IBJ Whitehall expressly reconfirmed the transfer and assignment to the LLC of any and all claims and causes of action it held respecting the Original First Mortgage Notes. Furthermore, the LLC expressly reaffirmed its acceptance of the claims and causes of action of the holders of the Original First Mortgage Notes.

     Pursuant to the guidance of AICPA SOP 90-7, "fresh start reporting" has been reflected as of September 27, 1998, in the Consolidated Financial Statements included in this Form 10-K (see Note 2 to the consolidated financial statements).

RESULTS OF OPERATIONS

     The following discussion regarding the operating results of the Company will be limited to a comparison of fiscal years 1998 and 1997 due to the fact that operations commenced on April 26, 1996 and any comparisons to the year ending 1996 would not be relevant. The comparison of operating results for fiscal year 1998 and 1997 is performed by comparing the operating results for the 1998 combined pre and post-reorganization periods to the actual results of fiscal year 1997 since operations have remained similar and such comparison would not be misleading.

COMPARISON OF OPERATING RESULTS FOR FISCAL YEAR 1998 AND 1997

                                                                  COMBINED
                                                                  POST AND            PREDECESSOR
                                                             PRE-REORGANIZATION     COMPANY FISCAL
                                                             FISCAL YEAR ENDED        YEAR ENDED
                                                             DECEMBER 27, 1998     DECEMBER 28, 1997
                                                             ------------------    -----------------
                                                               (UNAUDITED)
Revenues:
  Casino.................................................       $ 55,534,156         $ 62,981,160
  Hotel..................................................         23,998,362           24,006,537
  Food and beverage......................................         33,760,459           33,143,254
  Tower, retail and other income.........................         29,295,219           30,339,898
                                                                ------------         ------------
Gross Revenues...........................................        142,588,196          150,470,849
  Less: Promotional allowances...........................         12,616,103           12,955,013
                                                                ------------         ------------
Net Revenues.............................................        129,972,093          137,515,836
                                                                ------------         ------------
Costs and Expenses:
  Casino.................................................         25,516,446           27,838,121
  Hotel..................................................          7,879,652            8,554,553
  Food and beverage......................................         23,252,141           25,552,348
  Other operating expenses...............................         11,751,683           11,755,549
  Depreciation and amortization..........................          8,108,215            7,843,230
  Selling, general and administrative....................         47,930,436           53,166,758
                                                                ------------         ------------
     Total Costs and Expenses............................        124,438,573          134,710,559
                                                                ------------         ------------
Income From Operations...................................          5,533,520            2,805,277
                                                                ------------         ------------
Other income (expense):
  Interest income........................................            203,270               47,674
  Interest expense.......................................         (1,532,380)          (5,491,686)
  Gain (Loss) on sale of assets..........................            (71,704)              14,186
                                                                ------------         ------------
     Total Other Expense, net............................         (1,400,814)          (5,429,826)
                                                                ------------         ------------
Income (Loss) Before Reorganization Items, Income Taxes
  and Extraordinary Item.................................          4,132,706           (2,624,549)
Reorganization Items:....................................           (754,075)         (16,690,482)
                                                                ------------         ------------
Income (Loss) Before Income Taxes and Extraordinary
  Item...................................................          3,378,631          (19,315,031)
Provision (Benefit) for Income Taxes.....................                 --                   --
Extraordinary Gain on Pre-petition Debt Discharge........        153,436,882                   --
                                                                ------------         ------------
Net Income (Loss)........................................       $156,815,513         $(19,315,031)
                                                                ============         ============

REVENUES

     Casino revenues of $55.5 million for fiscal year 1998 were $7.4 million (12%) less than the same period in 1997. Management attributes the decline to an increased number of casinos implementing similar favorable gaming odds promotions offered by the Company. Management anticipates increased competition with the opening of several new mega-resorts on the Las Vegas Strip during the next twelve months. Casino marketing efforts have been directed toward the development of several promotional events and direct mail programs. Casino revenues represented 39% and 42% of total gross revenues for the 1998 and 1997 fiscal years, respectively.

     Hotel revenues of $24.0 million for fiscal year 1998 were consistent with the same period in 1997. Hotel occupancy was 91% during 1998 as compared to 88% in 1997. The hotel occupancy mix shifted during 1998 to more rooms being occupied by casino customers on a complimentary basis. Casino complimentaries increased from 10% of total rooms occupied in 1997 to 15% in 1998. The average rate per guest room was $49.91 during 1998 as compared to $51.31 in 1997. Hotel revenues averaged 17% and 16% of total gross revenues during 1998 and 1997, respectively. Management anticipates increased competition for hotel room sales during the next twelve months with the increase of approximately 15,000 newly constructed hotel rooms in the Las Vegas market.

     Tower visitations (including the Top of The World dining) totaled 2.4 million during the 1998 fiscal year as compared to 2.7 million for the same period in 1997. The revenue impact of the decline in visitations was partially offset by an increase in ride admissions from 1.0 million for 1997 to 1.2 million during 1998. The increase in ride revenues was due primarily to the implementation programs to increase the number of multiple rides per visitor.

COST AND EXPENSES

     Casino operating costs declined approximately 8% from $27.8 million for fiscal year 1997 to $25.5 million for 1998. The majority of this expense reduction was due to reduced labor costs associated with reducing the table games offered from 53 to 37 during April 1998, which was partially offset with the opening of the 6 game poker room. Management does not anticipate further significant labor reductions.

     Hotel operating costs declined approximately 8% from $8.6 million for fiscal year 1997 to $7.9 million for 1998. The reduction in hotel operating costs is due to more room nights being provided to casino customers on a complimentary basis in 1998, the cost of which is included in promotional allowances.

     Food and beverage operating costs declined approximately 9% from $25.6 million for fiscal year 1997 to $23.3 million for 1998. The majority of the expense reduction was the result of reduced labor costs and the implementation of several purchasing programs aimed at reducing the cost of sales. Management does not anticipate significant expense reductions in future periods.

     Selling, general and administrative expenses declined approximately 10% from $53.2 million for fiscal year 1997 to $47.9 million for 1998. The majority of cost savings during 1998 were realized through a $2.1 million reduction in labor expenses, $.8 million reduction in advertising expenses and $.4 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $1.2 million of non-recurring charges related to tax audits, assessments and pre-petition restructuring costs.

OTHER FACTORS AFFECTING EARNINGS

     Interest expense was $1.5 million for fiscal year 1998 as compared to $5.5 million for 1997. The reduction in interest expense is due to the $2.4 million of interest related to the 14 1/4% First Mortgage Notes for the pre-petition period in 1997, $.5 million of interest related to the Grand Note and a $.9 million reduction in interest associated with the capital lease obligations. The Company ceased accruing interest on the Grand Note and the 14 1/4% First Mortgage Notes as of the Petition Date. Pursuant to the Restated Second Amended Plan (see Note 2 to the Consolidated Financial Statements included in this Form 10-K), principal and interest payments associated with the capital lease obligations will continue. The Grand Note and the 14 1/4% First Mortgage Notes have been cancelled. Future period interest will be limited to the capital lease obligation interest and interest related to any additional Company financings (see Liquidity and Capital Resources).

     The Company recorded expenses from reorganization items of $.8 million for fiscal year 1998 as compared to $16.7 million for 1997 (see Note 3 to the consolidated financial statements included in this

Form 10-K). Since the Effective Date, professional fees incurred have been classified as selling, general and administrative expenses. Management estimates that current reorganization expense accruals will be sufficient to cover the post-Effective Date reorganization related efforts.

     The Company recorded a $153.4 million extraordinary gain on the discharge of debt associated with the Company's emergence from Chapter 11 bankruptcy proceedings (see Note 2 to the consolidated financial statements included in this Form 10-K).

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company issued 2,030,000 shares of the New Common Stock (100% of shares as of the Effective Date) to the holders of the 14 1/4% First Mortgage Notes in exchange for the secured portion of their debt (estimated at $120.6 million). The remaining portion of the 14 1/4% First Mortgage Note claim (approximately $104.0 million), the balance of the Note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. As of March 10, 1999, approximately $4.3 million had been paid in respect to these claims. The balance has been reserved pending resolution of claim disputes.

     In addition, pursuant to the Restated Second Amended Plan, the Company will continue to make payments on its capital lease obligations; however, the financial covenants related to these agreements have been removed and the agreements amended. The Company will be required to make a final payment of approximately $6.9 million on its capital lease obligations on April 30, 1999. To the extent necessary, the Company believes it can obtain new financing sufficient to fund the final capital lease payment.

SHAREHOLDERS' EQUITY

     Pursuant to the Restated Second Amended Plan, all equity interests (including the 58.4 million shares of Old Common Stock, options and warrants) in the Company held prior to the Effective Date were canceled. On the Effective Date the Company issued the 2,030,000 of New Common Stock shares representing 100% of the Common Stock of the Company to the holders of the 14 1/4% First Mortgage Notes in exchange for the secured portion of their claim (approximately $120.6 million). Approximately 89.6% of the New Common Stock has been issued to Carl C. Icahn related entities.

     The Company has not implemented a stock option plan and has not paid any dividends.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

     The Company had unrestricted cash balances of $12.6 million as of December 27, 1998. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

     The Company generated $10.3 million and $1.6 million from operating activities for the nine months ended September 27, 1998 (predecessor company) and three months ended December 27, 1998 (successor company), respectively. The combined cash generated of $11.9 million and $6.0 million of unrestricted cash were used to fund payments on capital lease obligations of $9.0 million, payments to creditors pursuant to the Restated Second Amended Plan of $5.2 million and $3.7 million of capital expenditures.

     With the Restated Second Amended Plan becoming effective on October 14, 1998, the Company was required to provide payment of $6.0 million to general unsecured creditors and approximately $.9 million to creditors with priority claims. As mentioned above, the Company has currently paid $5.2 million related to the settlement of these claims and will pay the balance upon settlement of disputed claims (see Note 16 to the consolidated financial statements included in this Form 10-K). The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund its cash requirements.

     The Company anticipates completing various casino enhancement projects during 1999. Included in these projects is a new race and sports book, entertainment lounge and installation of an escalator to the 650 seat showroom. The Company estimates the expenditures to be approximately $3.0 million. The Company anticipates funding the enhancements and other miscellaneous capital expenditures from operating activities during 1999 or incorporating a portion of the costs in the refinancing of the Company's capital lease obligations.

YEAR 2000

     The Company's hardware configuration, casino operating system, hotel property management and financial accounting system upgrades have been completed. These upgrades, combined with other operating systems that are already year 2000 compliant, represent completion of the Company's most critical systems. Management continues to assess all other information support systems throughout the Company, as well as those systems it relies on from its primary vendors. The Company plans to be Year 2000 compliant with all remaining internal systems prior to the end of the 1999 third quarter. Management currently estimates that the combined upgrades and purchases of new systems may total approximately $3.0 million. Approximately $2.1 million has been spent as of December 27, 1998. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred. In addition, the Company's ability to upgrade its software timely is largely dependent on the performance of its software vendors.

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

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets at December 27, 1998 (Successor
  Company), September 27, 1998
  (Successor Company) and December 28, 1997 (Predecessor
     Company)...............................................    F-3
Consolidated Statements of Operations for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and Fiscal Years Ended December 28,
  1997 and December 29, 1996
  (Predecessor Company).....................................    F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the period from January 1, 1996 through September 27,
  1998 (Predecessor Company) and September 28, 1998 through
  December 27, 1998 (Successor Company).....................    F-5
Consolidated Statements of Cash Flows for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and fiscal years ended December 28,
  1997 and December 29, 1996 (Predecessor Company)..........    F-6
Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware corporation) and subsidiaries (the "Successor Company" see Note 2) as of December 27, 1998 and September 27, 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for the three months ended December 27, 1998. We have also audited the accompanying consolidated balance sheet of the Predecessor Company as of December 28, 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended September 27, 1998, and the years ended December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As more fully described in Note 2 to the consolidated financial statements, effective October 14, 1998, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on June 9, 1998. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 27, 1998. As a result, the consolidated financial statements for the periods subsequent to September 27, 1998 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, (a) the financial position of the Successor Company as of December 27, 1998 and September 27, 1998, and the results of their operations and their cash flows for the three months ended December 27, 1998, and (b) the financial position of the Predecessor Company as of December 28, 1997, and the results of their operations and their cash flows for the nine months ended September 27, 1998, and the years ended December 28, 1997 and December 29, 1996, all in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 12, 1999

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                     PREDECESSOR
                                                           SUCCESSOR COMPANY           COMPANY
                                                      ----------------------------   ------------
                                                      DECEMBER 27,   SEPTEMBER 27,   DECEMBER 28,
                                                          1998           1998            1997
                                                      ------------   -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $ 12,623,817   $ 15,879,443    $ 20,326,317
  Cash and cash equivalents-restricted..............     2,218,270      7,382,904         471,273
  Investments-restricted............................     3,291,342      3,253,733       3,139,469
  Accounts receivable, net..........................     2,618,618      2,778,681       2,479,512
  Other current assets..............................     5,426,622      6,814,286       5,753,608
                                                      ------------   ------------    ------------
Total Current Assets................................    26,178,669     36,109,047      32,170,179
                                                      ------------   ------------    ------------
Property and Equipment, Net.........................   126,172,780    125,699,999     122,381,979
                                                      ------------   ------------    ------------
Other Assets:
  Deferred financing costs-net......................       194,385        299,735         624,156
  Other receivable..................................     3,000,000      3,000,000              --
  Related party receivable-net......................            --             --         800,000
                                                      ------------   ------------    ------------
Total Other Assets..................................     3,194,385      3,299,735       1,424,156
                                                      ------------   ------------    ------------
Total Assets........................................  $155,545,834   $165,108,781    $155,976,314
                                                      ============   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable-trade............................  $  1,406,654   $  1,534,094    $  1,124,425
  Current installments of long-term debt............       148,017        148,017         148,017
  Current installments of capital lease
     obligations....................................     8,979,055      8,979,055              --
  Accrued interest..................................       123,853        162,830         263,457
  Accrued payroll and related expenses..............     5,145,703      6,958,457       5,778,505
  Other accrued expenses............................    12,754,074     17,936,664       6,156,276
                                                      ------------   ------------    ------------
Total Current Liabilities...........................    28,557,356     35,719,117      13,470,680
                                                      ------------   ------------    ------------
Long-Term Liabilities:
  Long-term note payable-less current
     installments...................................        94,204        140,426         296,033
  Capital lease obligations-less current
     installments...................................            --      2,171,090              --
                                                      ------------   ------------    ------------
Total Long-Term Liabilities.........................        94,204      2,311,516         296,033
                                                      ------------   ------------    ------------
Liabilities Subject to Compromise...................            --             --     299,208,988
                                                      ------------   ------------    ------------
Total Liabilities...................................    28,651,560     38,030,633     312,975,701
                                                      ============   ============    ============
Commitments and Contingencies
Shareholders' Equity (Deficit):
  Preferred stock, $.01 par value; authorized
     3,000,000, -0-and 10,000,000 shares; no shares
     issued and outstanding at December 27, 1998,
     September 27, 1998 and December 28, 1997,
     respectively
  New common stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding
     2,030,000......................................        20,300         20,300              --
  Old common stock, $.01 par value; authorized
     100,000,000 shares; issued and outstanding
     58,393,105.....................................            --             --         583,931
  Additional paid-in-capital........................   127,057,848    127,057,848     218,546,069
  Accumulated (deficit).............................      (183,874)            --    (376,129,387)
                                                      ------------   ------------    ------------
Total Shareholders' Equity (Deficit)................   126,894,274    127,078,148    (156,999,387)
                                                      ------------   ------------    ------------
Total Liabilities and Shareholders' Equity
  (Deficit).........................................  $155,545,834   $165,108,781    $155,976,314
                                                      ============   ============    ============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                SUCCESSOR                     PREDECESSOR
                                                                 COMPANY                        COMPANY
                                                              -------------   --------------------------------------------
                                                              SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR     FISCAL YEAR
                                                              1998 THROUGH    1997 THROUGH       ENDED           ENDED
                                                              DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                                  1998            1998            1997           1996
                                                              -------------   -------------   ------------   -------------
REVENUES:
  Casino....................................................   $13,147,299    $ 42,386,857    $ 62,981,160   $  47,901,144
  Hotel.....................................................     5,929,323      18,069,039      24,006,537      19,698,730
  Food and beverage.........................................     8,327,898      25,432,561      33,143,254      26,825,729
  Tower, retail and other income............................     6,396,712      22,898,507      30,339,898      25,541,729
                                                               -----------    ------------    ------------   -------------
Gross Revenues..............................................    33,801,232     108,786,964     150,470,849     119,967,332
  Less: Promotional allowances..............................     3,214,833       9,401,270      12,955,013      11,228,465
                                                               -----------    ------------    ------------   -------------
NET REVENUES................................................    30,586,399      99,385,694     137,515,836     108,738,867
                                                               -----------    ------------    ------------   -------------
COSTS AND EXPENSES:
  Casino....................................................     6,196,825      19,319,621      27,838,121      21,474,255
  Hotel.....................................................     1,852,430       6,027,221       8,554,553       7,082,100
  Food and beverage.........................................     5,916,556      17,335,585      25,552,348      22,416,703
  Other operating expenses..................................     2,716,052       9,035,632      11,755,549       9,444,697
  Depreciation and amortization.............................     2,115,559       5,992,656       7,843,230      11,477,925
  Pre-opening costs amortization............................            --              --              --      23,909,146
  Impairment of long-lived assets...........................            --              --              --     295,946,633
  Selling, general and administrative.......................    11,839,190      36,091,246      53,166,758      48,153,596
                                                               -----------    ------------    ------------   -------------
    Total Costs and Expenses................................    30,636,612      93,801,961     134,710,559     439,905,055
                                                               -----------    ------------    ------------   -------------
INCOME (LOSS) FROM OPERATIONS...............................       (50,213)      5,583,733       2,805,277    (331,166,188)
                                                               -----------    ------------    ------------   -------------
OTHER INCOME (EXPENSE):
  Interest income...........................................       203,270              --          47,674       3,992,108
  Interest expense (Contractual Interest for the three and
    nine months ended December 27 and September 27, 1998
    estimated at $306,799 and $34,176,185, respectively.)...      (306,798)     (1,225,582)     (5,491,686)    (21,761,565)
  Gain (Loss) on sale of assets.............................       (30,133)        (41,571)         14,186          93,025
                                                               -----------    ------------    ------------   -------------
    Total Other Expense, net................................      (133,661)     (1,267,153)     (5,429,826)    (17,676,432)
                                                               -----------    ------------    ------------   -------------
Income (Loss) Before Reorganization Items, Income Taxes and
  Extraordinary Item........................................      (183,874)      4,316,580      (2,624,549)   (348,842,620)
Reorganization Items:.......................................            --        (754,075)    (16,690,482)             --
                                                               -----------    ------------    ------------   -------------
Income (Loss) Before Income Taxes and Extraordinary Item....      (183,874)      3,562,505     (19,315,031)   (348,842,620)
Provision (Benefit) for Income Taxes........................            --              --              --              --
Extraordinary Gain on Prepetition Debt Discharge............            --     153,436,882              --              --
                                                               -----------    ------------    ------------   -------------
NET INCOME (LOSS)...........................................      (183,874)   $156,999,387    $(19,315,031)  $(348,842,620)
                                                               ===========    ============    ============   =============
BASIC INCOME (LOSS) PER COMMON SHARE
  Before extraordinary item.................................   $     (0.09)              *    $      (0.33)  $       (6.00)
  Extraordinary item........................................            --               *              --              --
                                                               -----------    ------------    ------------   -------------
  Net.......................................................   $     (0.09)              *    $      (0.33)  $       (6.00)
                                                               ===========    ============    ============   =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................     2,030,000               *      58,393,105      58,134,811
                                                               ===========    ============    ============   =============

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                               TOTAL
                                                                             ADDITIONAL                    SHAREHOLDERS'
                                           COMMON    TREASURY   PREFERRED     PAID-IN       ACCUMULATED       EQUITY
                                           STOCK      STOCK       STOCK       CAPITAL         DEFICIT        (DEFICIT)
                                          --------   --------   ---------   ------------   -------------   -------------
Balances at December 31, 1995
  (Predecessor Company)................   $563,611   $     --   $     --    $199,697,889   $  (7,971,736)  $ 192,289,764
Net loss...............................         --         --         --              --    (348,842,620)   (348,842,620)
Exercise of 134,833 stock options......      1,348         --         --         571,692              --         573,040
Exercise of 81,596 common stock
  purchase warrants....................        816         --         --         722,590              --         723,406
Cost of secondary stock offering.......         --         --         --        (248,047)             --        (248,047)
Purchase of land for common stock......     18,156         --         --      18,186,604              --      18,204,760
Unrealized holding loss on
  investment...........................         --         --         --        (143,085)             --        (143,085)
                                          --------   --------   --------    ------------   -------------   -------------
Balances at December 29, 1996
  (Predecessor Company)................    583,931         --         --     218,787,643    (356,814,356)   (137,442,782)
Net loss...............................         --         --         --              --     (19,315,031)    (19,315,031)
Vegas World acquisition (leasehold
  settlement) cost.....................         --         --         --        (240,000)             --        (240,000)
Unrealized holding loss on
  investment...........................         --         --         --          (1,574)             --          (1,574)
                                          --------   --------   --------    ------------   -------------   -------------
Balances at December 28, 1997
  (Predecessor Company)................    583,931         --         --     218,546,069    (376,129,387)   (156,999,387)
Purchase of treasury stock resulting
  from Vegas World Vacation Package
  settlement...........................         --    (30,000)        --          30,000              --              --
                                          --------   --------   --------    ------------   -------------   -------------
Balances at September 27, 1998
  (Predecessor Company)................   $583,931   $(30,000)  $     --    $218,576,069   $(376,129,387)  $(156,999,387)
                                          ========   ========   ========    ============   =============   =============
Balances at September 27, 1998
  (Predecessor Company)................   $583,931   $(30,000)  $     --    $218,576,069   $(376,129,387)  $(156,999,387)
Cancellation of old common stock
  pursuant to the plan of
  reorganization.......................   (583,931)    30,000         --         553,931              --              --
Issuance of new common stock pursuant
  to the plan of reorganization........     20,300         --         --              --              --          20,300
Elimination of accumulated deficit
  pursuant to the plan of
  reorganization.......................         --         --         --    (219,130,000)    219,130,000              --
Additional paid-in-capital pursuant to
  the plan of reorganization...........         --         --         --     127,057,848              --     127,057,848
Net income.............................         --         --         --              --     156,999,387     156,999,387
                                          --------   --------   --------    ------------   -------------   -------------
Balances at September 27, 1998
  (Successor Company)..................     20,300         --         --     127,057,848              --     127,078,148
Net loss...............................         --         --         --              --        (183,874)       (183,874)
                                          --------   --------   --------    ------------   -------------   -------------
Balances at December 27, 1998
  (Successor Company)..................   $ 20,300   $     --   $     --    $127,057,848   $    (183,874)  $ 126,894,274
                                          ========   ========   ========    ============   =============   =============

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             SUCCESSOR
                                                              COMPANY                  PREDECESSOR COMPANY
                                                           -------------   --------------------------------------------
                                                           SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR     FISCAL YEAR
                                                           1998 THROUGH    1997 THROUGH       ENDED           ENDED
                                                           DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                               1998            1998            1997           1996
                                                           -------------   -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................   $   (183,874)   $ 156,999,387   $(19,315,031)  $(348,842,620)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................      2,215,649        6,299,366      8,404,854      13,407,234
    Amortization of pre-opening costs...................                                             --      23,909,146
    Extraordinary gain on prepetition debt discharge....             --     (153,436,882)            --              --
    Reorganization Items:
      Write-off of debt issuance costs..................             --               --     11,210,108              --
      Professional Fees.................................             --        2,916,261      5,500,000              --
      Management Retention Expense......................             --          194,625        820,000              --
      Vegas World Vacation Package Settlement...........             --        3,346,793             --              --
      Adjust accounts to fair value.....................             --       (8,597,847)            --              --
      Increase in allowed claims........................             --        3,708,184             --              --
      Interest Earned on Accumulated Cash During Chapter
        11 Proceedings..................................             --         (813,941)      (839,626)             --
    Provision for doubtful accounts.....................         24,330          139,192        272,481       3,166,829
    Impairment of long-lived assets.....................             --               --             --     295,946,633
    (Gain) loss on sale or disposal of assets                    30,133           41,571        (14,187)        214,495
    Changes in operating assets and liabilities:
      Accounts and other receivable.....................        135,733       (2,638,361)     1,992,195        (278,951)
      Other current assets..............................      1,387,664       (1,060,678)       373,717      (4,070,428)
      Accounts payable-trade (pre-petition).............             --               --       (902,924)             --
      Accounts payable-trade (post-petition)............       (127,440)         409,810      1,124,425         912,041
      Accrued expenses (pre-petition)...................             --               --     (7,715,597)             --
      Accrued expenses (post-petition)..................     (1,864,425)      12,977,147      8,340,789      28,931,755
                                                           ------------    -------------   ------------   -------------
  Net Cash Provided by (Used in) Operating Activities
    Before Reorganization Items.........................      1,617,768       20,484,627      9,251,204      13,296,134
                                                           ------------    -------------   ------------   -------------
  Increases (decreases) to Cash Resulting from
    Reorganization Items:
    Pre-petition claims payable pursuant to amended
      plan..............................................             --       (7,382,904)            --              --
    Professional fees paid..............................             --       (2,783,491)    (2,679,802)             --
    Management Retention Disbursements..................             --         (835,875)       217,250              --
    Interest Earned on Accumulated Cash During Chapter
      11 Proceedings....................................             --          813,941        839,626              --
                                                           ------------    -------------   ------------   -------------
NET CASH (USED IN) REORGANIZATION ITEMS.................             --      (10,188,329)    (1,622,926)             --
                                                           ------------    -------------   ------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....      1,617,768       10,296,298      7,628,278      13,296,134
                                                           ------------    -------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in cash and cash equivalents-restricted......      5,164,634       (6,911,631)      (472,847)    109,913,662
    Change in investments-restricted....................        (37,609)        (114,264)      (461,125)      2,678,344
    Change in securities available for sale.............             --               --      2,000,905       3,140,045
    Payments for property and equipment.................     (2,658,073)      (1,062,400)    (1,403,341)   (191,301,881)
    Change in construction payables.....................             --               --       (544,133)    (32,664,947)
    Pre-opening costs...................................             --               --             --     (18,112,284)
    Increase in related party receivable and other......             --               --       (168,697)     (3,777,687)
    Cash proceeds from sale of property and equipment...         39,600          308,000      1,585,827              --
                                                           ------------    -------------   ------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....      2,508,552       (7,780,295)       536,589    (130,124,748)
                                                           ------------    -------------   ------------   -------------

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                                                             SUCCESSOR
                                                              COMPANY                  PREDECESSOR COMPANY
                                                           -------------   --------------------------------------------
                                                           SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR     FISCAL YEAR
                                                           1998 THROUGH    1997 THROUGH       ENDED           ENDED
                                                           DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                               1998            1998            1997           1996
                                                           -------------   -------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock-net..........             --               --             --       1,296,446
    Payments to creditors pursuant to plan of
      reorganization....................................     (5,164,634)              --             --              --
    Costs of secondary stock offering...................             --               --             --        (248,046)
    Debt issuance and deferred financing costs..........             --               --         (6,250)       (760,707)
    Proceeds from issuance of long-term debt............             --               --             --       1,170,375
    Payments on long-term debt..........................        (46,222)        (155,607)      (429,103)       (741,272)
    Payments on capital lease obligations subject to
      compromise........................................     (2,171,090)      (6,807,270)   (10,266,760)     (5,000,000)
    Increase in affiliate payable                                    --               --        544,759       1,074,852
    Proceeds from the issuance of debt to affiliate.....             --               --             --      50,000,000
    Vegas World acquisition (leasehold settlement)
      costs.............................................             --               --       (240,000)             --
                                                           ------------    -------------   ------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....     (7,381,946)      (6,962,877)   (10,397,354)     46,791,648
                                                           ------------    -------------   ------------   -------------
Net (decrease) in cash and cash equivalents.............     (3,255,626)      (4,446,874)    (2,232,487)    (70,036,966)
Cash and cash equivalents -- beginning of period........     15,879,443       20,326,317     22,558,804      92,595,770
                                                           ------------    -------------   ------------   -------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..............   $ 12,623,817    $  15,879,443   $ 20,326,317   $  22,558,804
                                                           ============    =============   ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest-net of capitalized interest..................   $    240,425    $   1,004,556   $  2,097,540   $   2,014,243
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in purchase of land..........   $         --    $          --   $         --   $  18,204,760
  Increase in land and building from reduction in notes
    receivable from stockholder.........................   $         --    $     350,000   $         --   $          --
  Cancellation of old common stock pursuant to the plan
    of reorganization...................................   $         --    $    (583,931)  $         --   $          --
  Issuance of new common stock pursuant to the plan of
    reorganization......................................   $         --    $      20,300   $         --   $          --
  Discharge of first mortgage notes.....................   $         --    $(203,000,000)  $         --   $          --
  Discharge of note payable -- affiliate................   $         --    $ (50,000,000)  $         --   $          --
Purchase of equipment through capital lease.............   $         --    $          --   $    444,050   $  33,224,175
  Preferential distribution to stockholder..............   $         --    $          --   $   (240,000)  $          --

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

     On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC had been acting as debtors-in-possession on behalf of their respective estates, and have been authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective ("Effective Date"). All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company has reflected the effect of the Restated Second Amended Plan as of September 27, 1998, in the accompanying consolidated financial statements.

BASIS OF PRESENTATION

     The Company has implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998, in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization entity (see Note 2).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Stratosphere Corporation and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                                               SUCCESSOR
                                                COMPANY                  PREDECESSOR COMPANY
                                             -------------   -------------------------------------------
                                             SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR    FISCAL YEAR
                                             1998 THROUGH    1997 THROUGH       ENDED          ENDED
                                             DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                 1998            1998            1997           1996
                                             -------------   -------------   ------------   ------------
Food and Beverage.........................     $  1,011        $  3,316        $  4,795       $  3,339
Rooms.....................................          465           1,276           1,220            458
Other.....................................           20             155             358             59
                                               --------        --------        --------       --------
                                               $  1,496        $  4,747        $  6,373       $  3,856
                                               ========        ========        ========       ========

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and investments purchased with an original maturity of 90 days or less. Cash and cash equivalents restricted as of December 27, 1998 consist primarily of funds reserved for final settlement of unsecured claims pursuant to the Restated Second Amended Plan.

INVESTMENTS RESTRICTED

     Investments restricted at December 27, 1998, September 27, 1998, and December 28, 1997 consists primarily of funds pledged for workers' compensation benefits.

INVENTORIES

     Inventories, consisting primarily of food and beverage, retail and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost (see Note 6), except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

     Depreciation and amortization of property and equipment is computed using the straight-line method over the following useful lives:

Buildings and improvements..................................      39 years
Furniture, fixtures and equipment...........................    3-15 years
Land improvements...........................................      15 years

     The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. Capitalized interest totaled $13,954,854 during fiscal year 1996. There was no capitalized interest during fiscal years 1997 and 1998.

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

     In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121").

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

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

DEBT ISSUANCE COSTS

     Deferred debt issuance costs represent direct costs and expenses of $15,205,738 that were incurred in connection with the Company's offering of $203,000,000 14 1/4% First Mortgage Notes. Prior to the Petition Date such amount was amortized using the effective interest method or a method which approximates the effective interest method. For the fiscal year ended December 29, 1996, $2,113,383 of debt issuance cost was amortized. On the Petition Date the Company expensed unamortized deferred debt issuance costs. The December 28, 1997 consolidated statement of operations included $11.2 million of debt issuance costs write-offs classified as "Reorganization Items." There was no amortization of debt issuance cost for the three months ended December 27, 1998 and nine months ended September 27, 1998.

PRE-OPENING COSTS

     Pre-opening costs incurred prior to the opening were capitalized and amortized to expense using the straight line method over the six months following the opening. These costs include payroll, training and marketing costs incurred prior to commencement of operations. Amortization of pre-opening costs totaled $23,909,146 for fiscal year ended December 29, 1996. There was no amortization of pre-opening costs for the three months ended December 27, 1998, nine months ended September 27, 1998 and fiscal year ended December 28, 1997.

SALES, ADVERTISING AND PROMOTION

     Sales, advertising and promotion costs are expensed as incurred and totaled $1,823,198, $5,826,080, $8,126,094 and $6,651,727 for the three months ended
December 27, 1998, nine months ended September 27, 1998, fiscal years 1997 and 1996, respectively.

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

EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan 2,030,000 new Common Stock shares were issued on the Effective Date. There were no other Common Stock equivalents as of December 27, 1998.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain reclassifications, having no effect on net losses, have been made to the prior years consolidated financial statements to conform with the current fiscal year presentation.

FISCAL YEAR-END

     The Company has adopted a 52- or 53-week accounting period. The Company's fiscal year is the 52 weeks ending on the last Sunday in December. The fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 all comprised 52 week years.

(2) RESTRUCTURING

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including 58.4 million shares of Common Stock, all options and warrants). The Company exchanged 2,030,000 shares of new Common Stock (represents 100% of the Common Stock as of the Effective Date) for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock has been issued to Carl C. Icahn related entities. The remaining portion of the 14
 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims were discharged in exchange for cash payments which will total $6.0 million. Allowed priority claims (estimated at $.9 million) have been paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which has been reflected as an extraordinary item on the consolidated statement of operations for the period ended September 27, 1998. The amount of the gain is based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and is not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

     Prior to confirmation of the Restated Second Amended Plan, the Company became a party to a global settlement agreement ("Settlement Agreement") with the holders of the Vegas World Vacation Packages ("Package Holders"). The Settlement Agreement required the approvals of the Bankruptcy Court and Nevada State District Court. Upon obtaining the necessary approvals, the Settlement Agreement became effective on June 23, 1998. Pursuant to the terms of the Settlement Agreement, the Company provides room nights, tower elevations and beverages (at the casino bars) to the Package Holders identified in Exhibit A to the Settlement Agreement. The Company estimates the total cost of providing such services to be approximately $3.3 million. The Company received from Bob Stupak the Deed to the Stupak Center (estimated fair market value of $350,000), $.4 million of cash and the remaining three million shares of Common Stock held in the escrow account previously established by Bob Stupak. The Stupak receivable of $3.9 million ($800,000 of which was unreserved) was written off. The Company has not attributed any value to the treasury stock received as it was canceled upon the Restated Second Amended Plan becoming effective. The net estimated cost of the Settlement Agreement of $3.3 million is reflected as a Reorganization
Item in the accompanying Consolidated Statements of Operations. The cost of room night and beverages provided pursuant to the settlement agreement totaled $3.2 million for the periods ended December 27, 1998 and September 27, 1998.

     The Company, as part of the Restated Second Amended Plan, has sought to assume the Master Lease. Strato-Retail LLC has opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. Evidentiary hearings were conducted on January 28, 29 and March 5, 1999, and a decision is expected in several months. In the event the Company is allowed to assume the Master Lease, the Company will be required to complete the construction of Phase II

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES and expects that Strato-Retail LLC will be required to reimburse the Company for $7.9 million. In addition, the Company will be required to pay to Strato-Retail LLC damages for any pre-petition date breaches of the Master Lease as the Bankruptcy Court determines. In the event the amount the Bankruptcy Court determines necessary to cure pre-petition breaches, if any, is unacceptable to the Company, the Company maintains the right to reject the Master Lease, in which event, any damages resulting from such rejection will be deemed a pre-petition unsecured claim to be paid in accordance with the Restated Second Amended Plan. In the event of the rejection of the Master Lease, Strato-Retail LLC would then have the option of continuing under the Master Lease and possessing Phase I of the Premises or terminating the Master Lease and vacating Phase I of the Premises.

     In accordance with the Restated Second Amended Plan, as of the Effective Date, the Stratosphere Litigation L.L.C. ("LLC") was formed. The administrator for the LLC is Thomas A. Lettero and the Board of Managers is Carl C. Icahn, Robert J. Mitchell and Russell Glass. The LLC was formed for the purpose of pursuing (1) all claims and causes of action of the holders of Original First Mortgage Notes and the Indenture Trustee and (2) rights, claims and causes of action which the Company may have against any person which the Company determined to transfer to the LLC for prosecution. Upon the Effective Date of the Restated Second Amended Plan all individual causes of action of holders of Original First Mortgage Notes related to the Standby Equity Commitment were assigned to the LLC.

     In January 1999, the LLC and IBJ Whitehall Bank & Trust Company, f/k/a/ IBJ Schroder Bank & Trust Company, as Indenture Trustee ("IBJ Whitehall") entered into that certain Assignment of Claims whereby IBJ Whitehall acknowledged the Plan in its entirety and acknowledged the transfer by the holders of the Original First Mortgage Notes to the LLC of any and all claims and causes of action including any and all claims, causes of action, counter-claims, defenses, affirmative defenses and setoffs that IBJ Whitehall had asserted or could have asserted in those certain proceedings entitled IBJ Schroder v. Grand Casinos, Inc., United States District Court, District of Nevada, Case No. CV-S-97-01252-DWH (RJJ) (the "Grand Litigation"). Additionally, IBJ Whitehall expressly reconfirmed the transfer and assignment to the LLC of any and all claims and causes of action it held respecting the Original First Mortgage Notes. Furthermore, the LLC expressly reaffirmed its acceptance of the claims and causes of action of the holders of the Original First Mortgage Notes.

FRESH START REPORTING

     Pursuant to the guidance of AICPA SOP 90-7, "fresh start reporting" has been reflected as of September 27, 1998, in the accompanying consolidated financial statements, since: i) the sum of the allowed claims, plus post-petition liabilities, exceeded the reorganization value of the pre-confirmation assets of the emerging entity; ii) the Company experienced a change of control as defined in AICPA SOP 90-7. AICPA SOP 90-7 requires that under these circumstances a new reporting entity be created (referred to as the "Successor Company" in the Consolidated Financial Statements) and the assets and liabilities be recorded at their fair values.

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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

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

     The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 27, 1998, consolidated financial statements. The Company's post-reorganization consolidated balance sheet as of September 27, 1998 reflects the adoption of "fresh start reporting" and becomes the opening balance sheet for "reorganized" Stratosphere Corporation. The effect on the consolidated balance sheet as of September 27, 1998, is reflected in the following table:

                                                  ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                                ----------------------------------------------------
                                                 PREDECESSOR                             SUCCESSOR
                                                   COMPANY        DEBT       FRESH        COMPANY
                                                BALANCE SHEET   DISCHARGE    START     BALANCE SHEET
                                                -------------   ---------   --------   -------------
                                                                   (IN THOUSANDS)
ASSETS
Current Assets:
  Cash & cash equivalents....................     $  26,516     $     --    $     --     $ 26,516
  Accounts Receivable, net...................         2,779           --          --        2,779
  Other current assets.......................         6,814           --          --        6,814
                                                  ---------     --------    --------     --------
Total Current Assets.........................        36,109           --          --       36,109
                                                  ---------     --------    --------     --------
Property & Equipment, Net....................       117,102           --       8,598      125,700
                                                  ---------     --------    --------     --------
Other Assets (includes Other Receivables)....           300        3,000          --        3,300
                                                  ---------     --------    --------     --------
TOTAL ASSETS.................................     $ 153,511     $  3,000    $  8,598     $165,109
                                                  =========     ========    ========     ========

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                                                  ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                                ----------------------------------------------------
                                                 PREDECESSOR                             SUCCESSOR
                                                   COMPANY        DEBT       FRESH        COMPANY
                                                BALANCE SHEET   DISCHARGE    START     BALANCE SHEET
                                                -------------   ---------   --------   -------------
                                                                   (IN THOUSANDS)
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable -- trade..................     $   1,534     $     --    $     --     $  1,534
  Current installments of long-term debt.....           148           --          --          148
  Current installments of capital lease......            --        8,979          --        8,979
  Accrued interest...........................            --          163          --          163
  Accrued payroll & related..................         6,958           --          --        6,958
  Other accrued expenses.....................        10,554        7,383          --       17,937
                                                  ---------     --------    --------     --------
Total Current Liabilities....................        19,194       16,525          --       35,719
                                                  ---------     --------    --------     --------
Long-Term Liabilities:
  Long-term note payable -- less current.....           141           --          --          141
  Capital lease obligations -- less
     current.................................            --        2,171          --        2,171
                                                  ---------     --------    --------     --------
Total Long-Term Liabilities..................           141        2,171          --        2,312
                                                  ---------     --------    --------     --------
Liabilities Subject to Compromise:
  Accounts payable -- trade..................           348         (348)         --           --
  Accrued payroll & related exp..............            58          (58)         --           --
  Affiliate payable..........................         4,708       (4,708)         --           --
  Other accrued expenses.....................         5,688       (5,688)         --           --
  Capital lease obligations..................        11,313      (11,313)         --           --
  14 1/4% First Mortgage Notes...............       224,096     (224,096)         --           --
  Note payable to affiliate..................        50,000      (50,000)         --           --
                                                  ---------     --------    --------     --------
Total Liabilities Subject to Compromise......       296,211     (296,211)         --           --
                                                  ---------     --------    --------     --------
Total Liabilities............................       315,546     (277,515)         --       38,031
                                                  ---------     --------    --------     --------
Shareholders' Equity (Deficit):
  Common Stock -- old........................           584         (584)         --           --
  Common Stock -- new (2,030,000 shares).....            --           20          --           20
  Treasury Stock.............................           (30)          30          --           --
  Additional Paid in Capital.................       218,576      127,612    (219,130)     127,058
  Accumulated earnings (deficit).............      (381,165)     153,437     227,728           --
                                                  ---------     --------    --------     --------
Total Shareholders' Equity (Deficit).........      (162,035)     280,515       8,598      127,078
                                                  ---------     --------    --------     --------
Total Liabilities & Shareholders' Equity
  (Deficit)..................................     $ 153,511     $  3,000    $  8,598     $165,109
                                                  =========     ========    ========     ========

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     The following proforma consolidated statements of operations reflect the results of operations as if the reorganization had been effective December 29, 1997 (the beginning of the 1998 fiscal year):

                 CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

                                                           FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998
                                                           --------------------------------------------
                                                            AS REPORTED      ADJUSTMENTS      PROFORMA
                                                           -------------    -------------    ----------
                                                                          (IN THOUSANDS)
Net Revenues...........................................       $129,972        $      --       $129,972
Costs and Expenses:
  Other expenses.......................................         68,400               --         68,400
  Depreciation and amortization........................          8,108              228(1)       8,336
  Selling, general and administrative..................         47,930               --         47,930
                                                              --------        ---------       --------
Total costs and expenses...............................        124,438              228        124,666
                                                              --------        ---------       --------
Income From Operations.................................          5,534             (228)         5,306
                                                              --------        ---------       --------
Other income (expense):
  Interest expense.....................................         (1,532)              --         (1,532)
  Other income (expense)...............................            131               --            131
                                                              --------        ---------       --------
Total other expense, net...............................         (1,401)              --         (1,401)
                                                              --------        ---------       --------
Reorganization Items...................................           (754)             754(2)          --
Income (Loss) Before Income Taxes and Extraordinary
  Item.................................................          3,379              526          3,905
                                                              --------        ---------       --------
Provision (Benefit) for Income Taxes...................             --               --             --
Extraordinary gain on discharge of Pre-petition
  liabilities..........................................        153,437         (153,437)(3)         --
Net Income (Loss)......................................       $156,816        $(152,911)      $  3,905
                                                              ========        =========       ========
Basic Income (Loss) per Common Share (2,030,000 new
  common shares).......................................             --               --       $   1.92
                                                              ========        =========       ========

---------------

(1) Estimated depreciation effect of adjustments to asset fair values for the fiscal year ended December 27, 1998

(2) Elimination of effect of reorganization items

(3) Elimination of the gain on pre-petition debt discharge

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(3) REORGANIZATION ITEMS

     Reorganization Items consisted of the following for the nine month period ended September 27, 1998 and fiscal year ended December 28, 1997 (in thousands):

                                                                SEPTEMBER 27,    DECEMBER 28,
                                                                    1998             1997
                                                                -------------    ------------
Adjust accounts to fair value...............................       $(8,598)        $    --
Settlement of vacation package claims.......................         3,347              --
Write-off of debt issuance costs............................            --          11,210
Professional fees...........................................         2,916           5,500
Interest earned on accumulated cash during Chapter 11
  proceedings...............................................          (814)           (840)
Increase in allowed claims..................................         3,708              --
Management retention compensation...........................           195             820
                                                                   -------         -------
                                                                   $   754         $16,690
                                                                   =======         =======

     Cash interest earned since the Petition Date, January 27, 1997 through September 27, 1998, totals $1,665,711.

     Costs and expenses related to the reorganization of the Company have been separately classified as Reorganization Items in the consolidated statements of operations since the Petition Date. Prior to the Petition Date, such costs and expenses (to the extent incurred) were classified as selling, general and administrative in the consolidated statement of operations. Future unreserved professional fees, if any, have again been classified as selling, general and administrative expense beginning September 28, 1998 (the post-effective date period).

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 27, 1998, September 27, 1998 and December 28, 1997 (in thousands):

                                                                                        PREDECESSOR
                                                             SUCCESSOR COMPANY            COMPANY
                                                       -----------------------------    ------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
                                                           1998            1998             1997
                                                       ------------    -------------    ------------
Hotel and related..................................       $1,004          $  890           $  664
Gaming.............................................          874             862              947
Other..............................................        1,197           1,459            1,162
                                                          ------          ------           ------
Total..............................................        3,075           3,211            2,773
Less allowance for doubtful accounts...............         (456)           (432)            (293)
                                                          ------          ------           ------
                                                          $2,619          $2,779           $2,480
                                                          ======          ======           ======

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(5) OTHER CURRENT ASSETS

     Other current assets consists of the following as of December 27, 1998, September 27, 1998 and December 28, 1997 (in thousands):

                                                                                        PREDECESSOR
                                                             SUCCESSOR COMPANY            COMPANY
                                                       -----------------------------    ------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
                                                           1998            1998             1997
                                                       ------------    -------------    ------------
Inventory..........................................       $2,868          $2,771           $2,781
Prepaid expenses...................................        2,559           4,043            2,973
                                                          ------          ------           ------
                                                          $5,427          $6,814           $5,754
                                                          ======          ======           ======

(6) PROPERTY AND EQUIPMENT -- NET

     Property and equipment consist of the following as of December 27, 1998, September 27, 1998 and December 28, 1997 (in thousands):

                                                                                        PREDECESSOR
                                                             SUCCESSOR COMPANY            COMPANY
                                                       -----------------------------    ------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
                                                           1998            1998             1997
                                                       ------------    -------------    ------------
Land and improvement, including land held for
  development......................................      $ 21,811        $ 21,811         $ 21,427
Building and improvements..........................        66,374          66,366           66,717
Furniture, fixtures and equipment..................        23,840          21,264           36,732
Construction in progress...........................        16,259          16,259           16,263
                                                         --------        --------         --------
                                                          128,284         125,700          141,139
Less accumulated deprecation and amortization......        (2,111)             --          (18,757)
                                                         --------        --------         --------
                                                         $126,173        $125,700         $122,382
                                                         ========        ========         ========

     Included in property and equipment at December 27, 1998, September 27, 1998 and December 28, 1997, are assets recorded under capital leases of $30.7 million, $30.8 million and $31.4 million, respectively. Accumulated depreciation and amortization at December 27, 1998, September 27, 1998 and December 28, 1997, includes amounts recorded for capital leases of $948,051, $0 and $6,547,165, respectively.

     In connection with the adoption of SFAS 121, the Company recorded a non-cash impairment loss of $295.9 million or $5.09 loss per weighted average common share on December 29, 1996. The impairment loss was measured as the amount by which the carrying value of the long-lived assets exceeded their estimated fair market value. Management made an assessment of the fair market value of each long-lived asset category to reflect the impairment loss. As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense has been reduced for fiscal years 1998 and 1997. Pursuant to applying "fresh start reporting" as of September 27, 1998, building and improvement asset values were increased $8.6 million in order to reflect the estimated fair market value of such assets as of September 27, 1998 (see Note
2).

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(7) OTHER ACCRUED EXPENSES

     Other accrued expenses, exclusive of pre-petition liabilities subject to compromise at December 27, 1998, September 27, 1998 and December 28, 1997, consisted of the following (in thousands):

                                                                                        PREDECESSOR
                                                             SUCCESSOR COMPANY            COMPANY
                                                       -----------------------------    ------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
                                                           1998            1998             1997
                                                       ------------    -------------    ------------
Vacation packages..................................      $ 3,201          $ 3,270          $   --
Accrued liabilities................................        2,780            2,227           2,020
Accrued restructuring costs........................        2,448            2,967           2,258
Cash reserved for unpaid bankruptcy claims.........        2,218            7,383              --
Deposits...........................................          899              498             506
Accrued taxes......................................          507              672             710
Other..............................................          701              920             662
                                                         -------          -------          ------
                                                         $12,754          $17,937          $6,156
                                                         =======          =======          ======

(8) LONG TERM DEBT

     A summary of debt outstanding, exclusive of amounts classified to "Liabilities subject to compromise" at December 27, 1998, September 27, 1998 and December 28, 1997 consisted of the following (in thousands):

                                                                                        PREDECESSOR
                                                             SUCCESSOR COMPANY            COMPANY
                                                       -----------------------------    ------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
                                                           1998            1998             1997
                                                       ------------    -------------    ------------
Other..............................................       $ 242            $ 288           $ 444
                                                          -----            -----           -----
                                                            242              288             444
Less current portion...............................        (148)            (148)           (148)
                                                          -----            -----           -----
Long-term debt-less current portion................       $  94            $ 140           $ 296
                                                          =====            =====           =====

     The future aggregate annual maturities of non-affiliate long-term debt at December 27, 1998 are as follows (in thousands):

1999........................................................    $148
2000........................................................      94
2001........................................................      --
2002........................................................      --
2003........................................................      --
Thereafter..................................................      --
                                                                ----
  Total                                                         $242
                                                                ====

(9) LEASES AND CAPITAL LEASE OBLIGATIONS

     Pursuant to the Restated Second Amended Plan, the Company has and will continue payments on its capital and operating lease obligations. In addition, pursuant to the Restated Second Amended Plan, the Capital and Operating lease agreements have been amended removing all financial covenants.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating and capital leases for the five years subsequent to December 27, 1998, are as follows (in thousands):

FISCAL YEAR                                                     CAPITAL LEASES    OPERATING LEASES
-----------                                                     --------------    ----------------
1999........................................................        $9,291             $1,604
2000........................................................            --                 --
2001........................................................            --                 --
2002........................................................            --                 --
2003........................................................            --                 --
Thereafter..................................................            --                 --
                                                                    ------             ------
Total minimum lease payments................................         9,291                 --
Less: amounts representing interest at 7.72%................          (312)                --
                                                                    ------             ------
Present value of minimum capital lease payments.............         8,979                 --
Less: current installment                                               --                 --
                                                                    ------             ------
Obligations under capital leases............................        $8,979                 --
                                                                    ======             ======

     Rent expense from the operating leases was $310,171, $1,148,761, $2,131,440 and $1,298,569 for the three month period ended December 27, 1998, the nine month period ended September 27, 1998 and the fiscal years 1997 and 1996, respectively.

     For fiscal year 1997, the capital lease obligation was classified in "Liabilities subject to compromise." The prime rate of interest was 7.75% and 8.5% at December 27, 1998 and December 28, 1997, respectively.

(10)  MINIMUM LEASE INCOME

     The Company has entered into a number of operating leases in relation to food and beverage and retail outlets. The future minimum lease income receivable under these leases for the five years subsequent to December 27, 1998, consisted of the following (in thousands):

1999........................................................    $ 1,000
2000........................................................      1,000
2001........................................................      1,000
2002........................................................      1,000
2003........................................................      1,000
Thereafter..................................................     12,333
                                                                -------
                                                                $17,333
                                                                =======

(11)  SHAREHOLDERS' EQUITY

     Pursuant to the Restated Second Amended Plan becoming effective, all equity interests issued prior to October 14, 1998, were canceled including the Old Common Stock, options and warrants. New Common Stock of 2,030,000 shares, representing 100% of the Company's equity, was issued to the holders of the Company's 14 1/4% First Mortgage Notes (see Note 2). Approximately 89.6% of the new Common Stock was issued to Carl C. Icahn related entities.

     The Company has not implemented a stock option plan.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

(12)  INCOME TAXES

     The income tax benefit attributable to losses from operations for the three month period ended December 27, 1998, nine month period ended September 27, 1998 and the fiscal years ended December 28, 1997 and December 29, 1996 differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                           SUCCESSOR COMPANY                       PREDECESSOR COMPANY
                                ---------------------------------------   -------------------------------------
                                SEPTEMBER 28, 1998   DECEMBER 29, 1997       FISCAL YEAR         FISCAL YEAR
                                     THROUGH              THROUGH               ENDED               ENDED
                                   DECEMBER 27,        SEPTEMBER 27,        DECEMBER 28,        DECEMBER 29,
                                       1998                 1998                1997                1996
                                ------------------   ------------------   -----------------   -----------------
Current.......................      $      --            $   1,351            $      --           $      --
Deferred benefit..............            (15)              (1,351)            (122,095)             (1,632)
Increase in deferred tax asset
  valuation allowance.........             15                   --              122,095               1,632
                                    ---------            ---------            ---------           ---------
                                    $      --            $      --            $      --           $      --
                                    =========            =========            =========           =========

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 27, 1998, September 27, 1998 and December 28, 1997 (in thousands):

                                                        SUCCESSOR               PREDECESSOR
                                                         COMPANY                  COMPANY
                                                       ------------    -----------------------------
                                                       DECEMBER 27,    SEPTEMBER 27,    DECEMBER 28,
TEMPORARY DIFFERENCES                                      1998            1998             1997
---------------------                                  ------------    -------------    ------------
Current:
  Allowance for doubtful accounts..................      $    160        $     145       $     103
  Progressive jackpots.............................           189              183             108
  Accrued vacation and employee related............           757              800            (511)
  Outstanding chip and token liability.............           (42)             (40)             80
  Other............................................          (903)            (931)           (897)
                                                         --------        ---------       ---------
                                                              161              157          (1,117)
                                                         --------        ---------       ---------
Long-term:
  Pre-opening costs................................         3,995            4,416           5,579
  Allowance for doubtful accounts..................            --              278           1,101
  Debt issuance costs..............................            --            2,628              --
  Excess of tax over book basis of assets acquired
     in connection with Vegas World Asset
     Purchase......................................            --               --           6,850
  Excess of tax over book basis of assets due
     primarily to write down of assets.............        75,312           89,267          87,321
                                                         --------        ---------       ---------
                                                           79,307           96,589         100,851
                                                         --------        ---------       ---------
TOTAL TEMPORARY DIFFERENCES........................        79,468           96,746          99,734
                                                         --------        ---------       ---------
Carryforwards:
  Net operating losses.............................            --           37,930          35,932
                                                         --------        ---------       ---------
Total Carryforwards................................            --           37,930          35,932
                                                         --------        ---------       ---------
Total temporary differences and carryforwards......        79,468          134,676         135,666
Valuation allowance................................       (79,468)        (134,676)       (135,666)
                                                         --------        ---------       ---------
TOTAL DEFERRED TAX ASSETS (LIABILITIES)............      $     --        $      --       $      --
                                                         ========        =========       =========

     The Company recorded a valuation allowance at December 27, 1998, September 27, 1998 and December 28, 1997, relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     The provision (benefit) for income taxes differs from the amount computed at the federal statutory rate as a result of the following at December 31:

                                               SUCCESSOR                     PREDECESSOR
                                                COMPANY                        COMPANY
                                             -------------   -------------------------------------------
                                             SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR    FISCAL YEAR
                                             1998 THROUGH    1997 THROUGH       ENDED          ENDED
                                             DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                 1998            1998            1997           1996
                                             -------------   -------------   ------------   ------------
Federal statutory rate....................         (35)%            35%           (35)%          (35)%
Permanent differences.....................          27%             --%            --%            --%
Increase (decrease) in deferred tax asset
  valuation allowance.....................           8%            (35)%           35%            35%
                                                 -----           -----          -----          -----
                                                    --%             --%            --%            --%
                                                 =====           =====          =====          =====

     SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes, the volatility of the industry within which the Company operates, and certain other factors, the Company has established a valuation allowance principally for the deductible temporary differences, including the excess of the tax basis of the Company's assets over the basis of such assets for financial purposes, which may not be realizable in future periods. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. In the event that the Company recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the date the reorganization became effective, such tax benefit will be reported as a direct addition to contributed capital.

DISCHARGE OF INDEBTEDNESS INCOME AND TAX ATTRIBUTE REDUCTION

     For financial reporting purposes, the Company reported an extraordinary gain in the amount of $153,436,882 resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this extraordinary gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss carryforwards in the amount of $115,257,309 ($40,340,058 tax effected) were eliminated and the tax basis in the Company's assets was reduced by $38,179,573 ($13,362,956 tax effected). The net operating loss elimination and basis reduction significantly contributed to the reduction of the deferred tax asset from the Predecessor Company to the Successor Company.

DEBT ISSUANCE COSTS

     Prior to the Effective Date, the Company had recorded a deferred tax asset for debt issuance costs that was being amortized for tax purposes over the term of the 14 1/4% First Mortgage Notes. On the Effective Date, the deferred tax asset for debt issuance costs in the amount of $2,628,007 (tax effected) was eliminated when the 14 1/4% First Mortgage Notes were exchanged for the New Common Stock.

SECTION 382 LIMITATION

     As of December 28, 1998, the Company has a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a "change in ownership" under Internal Revenue Code Section 382, the Company's ability to utilize depreciation and other tax attributes will be limited to approximately $6,400,000 per year for the five subsequent years. This limitation is applied to all built-in losses which exist on the "change of ownership" date, including all items

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES giving rise to a deferred tax asset. In addition, the tax basis in the Company's assets will be further reduced for purposes of the Alternative Minimum Tax.

(13) RELATED PARTY TRANSACTIONS

     Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock. Since January 1999, Mr. Cassella and Mr. Lettero (Chief Executive Officer and Chief Financial Officer) of the Company provided "over sight" management services to Arizona Charlie's (an entity owned 100% by Carl C. Icahn). The Company will be reimbursed for all payroll and other expenses attributed to providing such services. There were no billable services performed during the three months ended December 27, 1998 and the nine months ended September 27, 1998, respectively.

(14) EMPLOYEE BENEFIT PLAN

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $1,158,570, $3,254,482, $4,894,922 and $3,500,149 for the three months ended
December 27, 1998, nine months ended September 27, 1998, fiscal years 1997 and 1996, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $55,818, $109,967, $45,707 and $30,955 for the three months ended December 27, 1998, nine months ended September 27, 1998, fiscal years 1997 and 1996, respectively.

(15) COMMITMENTS

     The Company and Mr. Lettero entered into a two-year employment agreement effective as of May 1, 1998 (the "Lettero Agreement"). The Lettero Agreement provides that Mr. Lettero will serve as Chief Financial Officer for the Company and be paid base annual compensation of $300,000. The Lettero Agreement further provides that if Mr. Lettero is terminated without "Cause" (as defined in the Lettero Agreement) or there is a "Change of Control" (as defined in the Lettero Agreement), then Mr. Lettero will receive an immediate severance payment of $200,000. The Lettero Agreement is terminable by Mr. Lettero at any time by providing the Company 90 days prior written notice.

(16) CONTINGENCIES

     On August 5, 1996, a complaint was filed in the United States District Court for the District of Nevada (Michael Caesar, et al. v. Stratosphere Corporation, et al.) against the Company, Lyle A. Berman (a former officer and director of the Company and officer and director of Grand), Robert E. Stupak (a former officer and director of the Company), Thomas A. Lettero (an officer and current director of the Company), Thomas G. Bell (a former director of the Company), Andrew S. Blumen (a former officer and director of the Company), and Grand. The complaint purports to seek relief on behalf of a class of plaintiffs who purchased the Company's Common Stock during the period from December 19, 1995, through July 22, 1996, inclusive. The complaint alleged that the defendants made misrepresentations and engaged in other wrongdoings. In addition to the Caesar case above, eight additional cases making the same claims against the same defendants (and in one instance also against Stanley Taube, a former director of the Company and also a former officer and director of Grand) have been filed. On January 15, 1997, the court ordered these eight additional lawsuits to be consolidated with the Caesar lawsuit under the caption "In re Stratosphere Corporation Securities Litigation."

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

     On February 14, 1997 the plaintiffs filed a Consolidated and Amended Class Action Complaint naming as defendants Grand, Bob Stupak, Lyle A. Berman, Stanley
M. Taube, David R. Wirshing, Thomas A. Lettero, Andrew S. Blumen, Thomas G. Bell, Bob Stupak Enterprises, BT Securities Corporation and Montgomery Securities, Inc. The Consolidated and Amended Class Action Complaint alleged causes of action under the federal securities laws and Nevada law for purported misrepresentations during the period between December 19, 1995, and July 26, 1996. The litigation was brought on behalf of a putative class of purchasers of Stratosphere Corporation securities during that time period. The Consolidated and Amended Class Action Complaint did not name the Company as a defendant, presumably due to the automatic stay imposed by the Company's bankruptcy filing and because any claims of plaintiffs against the Company would be resolved in the Bankruptcy Proceedings. By virtue of the confirmation and consummation of the Restated Second Amended Plan, the Company was discharged from any liability to Plaintiffs or Defendants with Plaintiffs and Defendants receiving nothing under the Restated Second Amended Plan.

     On March 14, 1997, the plaintiffs in the consolidated federal litigation discussed above (the "Securities Litigation Claimants") filed a complaint against the Company in an adversary proceeding in the Bankruptcy Proceedings. The Securities Litigation Claimants alleged that the Company made misrepresentations and engaged in other wrongdoings during the period between December 19, 1995, and July 22, 1996, in violation of the federal securities laws and Nevada Law. The complaint was dismissed as part of the confirmation proceedings of the Restated Second Amended Plan and all claims of the Securities Litigation Claimants were discharged.

     On August 16, 1996, a complaint was filed in District Court, Clark County, Nevada (Victor Opitz et al. v. Stratosphere Corporation et al.) against the Company, Grand, Robert B. Stupak (a former officer and director of the Company), Lyle A. Berman (a former officer and director of the Company and an officer and director of Grand) and Stanley Taube (a former director of the Company and a former director of Grand). The complaint purports to seek relief on behalf of a class of plaintiffs who purchased stock during the period from December 19, 1995, to July 22, 1996. The complaint alleges the defendants made misrepresentations and engaged in other wrongdoing. By virtue of the confirmation and consummation of the Restated Second Amended Plan, the Company was discharged from any liability arising out of the complaint, with all other parties to the action receiving nothing under the Restated Second Amended Plan.

     McDonalds Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim. The Debtors have filed an objection to the claim, and the matter is currently pending. The amount of the allowed general unsecured claim, if any, is not material and will be treated under the Plan with all other general unsecured claims. However, McDonalds has asserted an administrative claim of $410,843 for guaranteed income pursuant to a lease during the administrative period of the Bankruptcy Proceedings. In the event McDonalds is able to establish an allowed administrative claim, such claim would be paid by the Debtors upon entry of a final order approving the claim. The Debtors have filed a Motion for Summary Judgment to disallow the claim, which motion is set to be heard by the Bankruptcy Court in March 1999. In the event the Motion for Summary Judgment is denied and the Bankruptcy Court orders a trial on the merits, trial is currently set for June 1999. Based upon the legal requirements of the Bankruptcy Code for an administrative claim, the Debtors believe they will prevail on the objection to the McDonalds' claim.

     RAS Builders ("RAS") filed a Proof of Claim in the Bankruptcy Proceedings based on a previously recorded mechanic's lien in the amount of $72,524. The mechanic's lien was recorded against the real property owned by the Debtors after RAS Builders constructed certain tenant improvements for a subtenant located in the Phase I retail shopping center master leased to Strato-Retail LLC. The Company filed an adversary complaint in the Bankruptcy Proceedings against RAS Builders to avoid the lien, and further sought indemnification from the Company's tenant, Strato-Retail LLC in the event the Company is required to satisfy the RAS lien. Trial is currently set for June 1999. Stratosphere believes that it can successfully defeat

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES the lien, or alternatively, in the event that it is required to satisfy the lien, the Company will be reimbursed by either Strato-Retail LLC or the subtenant.

     The Company has reserved approximately $1.8 million of the $6.0 million being distributed to general unsecured creditors for claims that have been filed during the bankruptcy proceedings but disputed by the Company. Included among the claims for which the approximately $1.8 million is being reserved are claims filed by Strato-Retail LLC of $60.0 million, McDonalds $4.1 million, Grand Casinos, Inc. $2.3 million and Vesst Investment Partnership $2.7 million. The Company has also reserved $.4 million related to the dispute of miscellaneous secured claims. These claims will be discharged once the disputes are resolved and regardless of the amount of the claim allowed by the Bankruptcy Court, the total cash distributed under the Restated Second Amended Plan will not change.

     In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the Company

NAME                               AGE                              POSITION
----                               ---                              --------
Carl C. Icahn..................    63     Chairman of the Board
John P. Saldarelli.............    57     Director
Robert J. Mitchell.............    52     Director
Martin Hirsch..................    44     Director
Daniel A. Cassella.............    52     Chief Executive Officer
Thomas A. Lettero..............    42     Chief Financial Officer, Treasurer and Secretary

     CARL C. ICAHN has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various Starfire's subsidiaries, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1982 and ACF Industries Holdings Corp., a privately-held holding company for ACF, since August 1993. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. In 1979, Mr. Icahn acquired control and presently serves as Chairman of the Board of Bayswater Realty & Capital Corp., a real estate investment and development company. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a public company involved in genetic pharmaceutical research. Mr. Icahn has served as the Company's Chairman of the Board since October 14, 1998.

     JOHN P. SALDARELLI has served as Vice President, Secretary and Treasurer of American Property Investors, Inc. (general partner of American Real Estate Partners) since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. Mr. Saldarelli has served as a Director of the Company since October 14, 1998.

     ROBERT J. MITCHELL has been Senior Vice President-Finance of ACF Industries, Inc. since March 1995 and was Treasurer of ACF from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Holdings since August 1993 and as Vice President, Liaison Officer of Icahn & Co., Inc. since November 1984. Mr. Mitchell has been a director of Cadus Pharmaceutical Corporation since May 1996 and National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. Mr. Mitchell was a director of both Marvel and Toy Biz from June 1997 to April 1998. From 1987 to January 1993, Mr. Mitchell served as Treasurer of Trans World Airlines, Inc. and was its Treasurer when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in January 1992. Mr. Mitchell received his BS Degree in Business Administration from St. Francis College. Mr. Mitchell has served as a Director of the Company since October 14, 1998.

     MARTIN HIRSCH has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991 he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986 he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch received his MBA from The Emory University Graduate School of Business. Mr. Hirsch has served as a Director of the Company since October 14, 1998.

     DANIEL A. CASSELLA has been Chief Executive Officer of the Company since August 1998 and has been a Director of the Company since March of 1998. Mr. Cassella also served as President and Chief Executive Officer of Resorts International in Atlantic City, New Jersey, during 1997. From 1993 to 1997, Mr. Cassella worked as an Independent Gaming Consultant and Certified Public Accountant. From September 1992 until

                                      III-1

November 1993, he served as President and Chief Operating Officer of The Star's Desert Inn in Las Vegas, Nevada. Mr. Cassella also served as Executive Vice President of The Mirage Hotel and Casino, in Las Vegas, Nevada, from January 1989 to September 1992. Mr. Cassella was employed with Caesars Palace in Las Vegas, Nevada, in January 1980 as Treasurer/Controller until January 1989 when he was promoted to Chief Financial Officer and eventually served as Executive Vice President.

     THOMAS A. LETTERO has been Sr. Vice President Administration and Chief Financial Officer of the Company since December 1994. From March 1994 until December 1994, Mr. Lettero was the Vice President and Chief Financial Officer at Palace Casinos, Inc. ("Palace") in Las Vegas, Nevada. Palace filed for Chapter 11 Bankruptcy in December 1994. From February 1993 until March 1994, Mr. Lettero served as Vice President of Casino Marketing Administration of MGM Grand Hotel Casino in Las Vegas, Nevada. From March 1992 until February 1993, Mr. Lettero served as Executive Vice President and Chief Financial Officer of HP Casino Management L.P. ("HP") in Golden, Colorado, the owner and operator of three Bullwacker casinos in Central City and Blackhawk, Colorado. At HP, as a licensed operator, Mr. Lettero was responsible for opening the properties, all marketing efforts and daily operations. From September 1990 until March 1992, Mr. Lettero served as Chief Financial Officer of Main Street Station in Las Vegas, Nevada. Main Street Station filed for Chapter 11 Bankruptcy in December 1991, which was converted into a Chapter 7 liquidation in September 1992. From May 1989 until September 1990, Mr. Lettero served as Director of Operational Accounting of Mirage Hotel and Casino in Las Vegas, Nevada. Stratosphere Corporation and its wholly-owned subsidiary, Stratosphere Gaming Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997, and the effective date for its Restated Second Amended Plan of Reorganization was October 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company and for each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                                                               AWARDS
                                                                                            ------------
                                                                 ANNUAL COMPENSATION         SECURITIES
                                                                ----------------------       UNDERLYING
           NAME AND PRINCIPAL POSITION                YEAR       SALARY        BONUS        OPTIONS (#)
           ---------------------------                ----       ------        -----        -----------
Daniel A. Cassella(a).............................    1998       158,582            --             --
  Chief Executive Officer                             1997            --            --             --
                                                      1996            --            --             --
Andrew S. Blumen(b)...............................    1998       265,769       225,000(c)          --
  General Counsel                                     1997       225,000                           --
                                                      1996       225,000        55,000             --
Thomas A. Lettero.................................    1998       307,334       200,000(c)          --
  Chief Financial Officer,                            1997       200,000                           --
  Treasurer and Secretary                             1996       188,462        55,000             --
Thomas Willer.....................................    1998       180,000        83,125(c)          --
  Vice President Marketing                            1997       178,961        26,250             --
                                                      1996       175,000        25,000             --

---------------
(a) Mr. Cassella became Chief Executive Officer on August 2, 1998, and has been a director of the Company since March 10, 1998.

(b) Effective October 14, 1998, Mr. Blumen resigned as an officer of the Company. Mr. Blumen has continued to serve as legal counsel to the Company.

(c) Represents amounts paid pursuant to Senior Executive Retention Agreements.

                                      III-2

OPTION GRANTS IN LAST FISCAL YEAR

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, all equity interests in the Company were canceled including all stock options and warrants. The Company has not implemented a stock option plan as of March 1, 1999.

EMPLOYMENT AGREEMENTS, SEPARATION AGREEMENT AND SEVERANCE AGREEMENTS

     The Company and Mr. Lettero entered into a two-year employment agreement effective as of May 1, 1998 (the "Lettero Agreement"). The Lettero Agreement provides that Mr. Lettero will serve as Chief Financial Officer for the Company and be paid base annual compensation of $300,000. The Lettero Agreement further provides that if Mr. Lettero is terminated without "Cause" (as defined in the Lettero Agreement) or there is a "Change of Control" (as defined in the Lettero Agreement), then Mr. Lettero will receive an immediate severance payment of $200,000. The Lettero Agreement is terminable by Mr. Lettero at any time by providing the Company 90 days prior written notice.

DIRECTOR COMPENSATION

     Each current director of the Company who is not an employee of the Company or any of their affiliates receives $1,000 for any board meeting or committee meeting attended. Employees of the Company or any of their affiliates will receive no additional compensation for service as a director or committee member. All directors will be reimbursed for expenses incurred in attending board or committee meetings.

     The Company paid former directors, Mr. Bell and Mr. Maheu, $39,777 each for services provided through October 14, 1998, at which time the Board was reconstituted upon the Restated Second Amended Plan becoming effective.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of former directors, Mr. Bell and Mr. Maheu, until October 14, 1998. Since the effective date, the Compensation Committee has consisted of Mr. Icahn and Mr. Cassella.

     Mr. Icahn (including certain related entities) is actively involved in the gaming industry and currently owns 89.6% of the Company's new Common Stock. Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may intend to pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to the Company.

                                      III-3

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 13, 1998, certain information regarding the beneficial ownership of shares of new Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                                NUMBER OF
NAME                                                             SHARES      PERCENT
----                                                            ---------    -------
Carl C. Icahn...............................................    1,818,600(a)  89.6
John P. Saldarelli..........................................           --       --
Robert J. Mitchell..........................................           --       --
Martin Hirsch...............................................           --       --
Daniel A. Cassella..........................................           --       --
Thomas A. Lettero...........................................           --       --
All directors and executive officers (as a group four
  persons)..................................................    1,818,600     89.6

---------------

(a) Includes 833,320 shares owned by Nybor LLP, an entity controlled by Mr. Icahn and 985,280 shares held by Nevar LLC, which also is an entity controlled by Mr. Icahn. Nevar LLC acquired its shares from American Real Estate Partners, L.P. (an entity controlled by Mr. Icahn) via a transfer agreement in which Nevar LLC would be obligated to sell the shares back to American Real Estate Partners, L.P. at its cost plus interest at a reasonable rate upon the transaction meeting the licensing requirements of regulatory authorities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 27, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Icahn (including certain related entities) is actively involved in the gaming industry and currently owns 89.6% of the Company's new Common Stock. Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may intend to pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to the Company.

     Since January 1999, Mr. Cassella and Mr. Lettero provided "over sight" management services to Arizona Charlie's, an entity owned and controlled by Carl
C. Icahn. The Company will be reimbursed for the cost of all such services provided.

                                      III-4

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

     Included in Part II:

       Report of Independent Public Accountants....................  F-2
       Consolidated Balance Sheets at December 27, 1998 (Successor
       Company), September 27, 1998 (Successor Company) and
       December 28, 1997 (Predecessor Company).....................  F-3
       Consolidated Statements of Operations for the period
       September 28, 1998 through December 27, 1998 (Successor
       Company), December 29, 1997 through September 27, 1998
       (Predecessor Company) and Fiscal Years Ended December 29,
       1997 and December 29, 1996 (Predecessor Company)............  F-4
       Consolidated Statements of Shareholders' Equity (Deficit)
       for the period from January 1, 1996 through September 27,
       1998 (Predecessor Company) and September 28, 1998 through
       December 27, 1998 (Successor Company).......................  F-5
       Consolidated Statements of Cash Flows for the period
       September 28, 1998 through December 27, 1998 (Successor
       Company), December 29, 1997 through September 27, 1998
       (Predecessor Company) and fiscal years ended December 28,
       1997 and December 29, 1996 (Predecessor Company)............  F-6
       Notes to Consolidated Financial Statements..................  F-8

(a)(2) Supplemental Financial Statement Schedules

All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3) Exhibits

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2(1)     The Company's First Amended Plan of Reorganization.(e)
 2(2)     Disclosure Statement to accompany the Company's Second
          Amended Plan of Reorganization.(f)
 2(3)     The Company's Restated Second Amended Plan of
          Reorganization, dated February 26, 1998.(h)
 3(1)     Certificate of Incorporation of the Company, as amended.
 3(2)     Bylaws of the Company, as amended and restated.
 3(3)     Articles of Incorporation of the Operating Subsidiary.
 3(4)     Bylaws of the Operating Subsidiary.
10(1)     Owner Participation Agreement between the City of Las Vegas
          Downtown Redevelopment Agency and the Company.(c)
10(2)     Employment Agreement by and between the Company and Andrew
          S. Blumen.(a)
10(3)     Development and Lease Agreement, dated March 11, 1996 by and between Strato-Retail, LLC and the Company.(b)
10(4)     Participation Agreement, dated as of April 29, 1996 by and among Stratosphere Gaming Corp., First Security Trust
          Company of Nevada, The Persons Listed on Schedule II, Bank
          of Scotland, First Interstate Bank of Nevada, Societe
          Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing &
          Capital Corporation and the Company.(c)
10(5)     Lease Agreement, dated as of April 29, 1996 by and between
          First Security Trust Company of Nevada and Stratosphere
          Gaming Corp.(c)

EXHIBIT                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(6)     Loan Agreement, dated as of April 29, 1996 by and among
          First Security Trust Company of Nevada, BA Leasing & Capital
          Corporation, Bank of Scotland, First Interstate Bank of
          Nevada, Societe Generale, Credit Lyonnais, Los Angeles
          Branch, and the Persons Listed on Schedule I.(c)
10(7)     Promissory Notes from the Borrower to the Various
          Lenders.(c)
10(8)     Trust Agreement, dated as of April 29, 1996 between
          Stratosphere Gaming Corp., as Grantor, and First Security
          Trust Company of Nevada, as Trustee.(c)
10(9)     Security Agreement and Assignment of Lease, dated as of
          April 29, 1996 between First Security Trust Company of
          Nevada and BA Leasing & Capital Corporation.(c)
10(10)    Guaranty, dated as of April 29, 1996 by the Company in favor of the Beneficiaries named therein.(c)
10(11)    Subordination Agreement, entered into as of April 29, 1996 by and among Stratosphere Gaming Corp., the Company, Grand
          Casinos, Inc., First Security Trust Company of Nevada, and
          BA Leasing & Capital Corporation.(c)
10(12)    Standstill and Amendment Agreement, dated as of October 30,
          1996 by and among Stratosphere Gaming Corp., First Security
          Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank,
          National Association, Societe Generale, Credit Lyonnais, Los
          Angeles Branch, BA Leasing & Capital Corporation and the
          Company.(d)
10(13)    Senior Executive Retention Agreement, dated as of January
          23, 1998 by and between Thomas Lettero and the Company.(h)
10(14)    Senior Executive Retention Agreement, dated as of January
          23, 1998 by and between Andrew S. Blumen and the Company.(h)
10(15)    Executive Employment Agreement dated effective as of May 15,
          1998 by and between Thomas A. Lettero and Stratosphere
          Corporation and Stratosphere Gaming Corporation
10(16)    Settlement Agreement and Release between Stratosphere
          Corporation, Stratosphere Gaming Corp., Grand Casinos, Inc.,
          Grand Casinos Resorts Inc., Las Vegas Vacation Club, Inc.,
          Bob Stupak Enterprises, Inc., Bob Stupak, Richard Duncan,
          The Settlement Class, Shirinian & Roitman and Rusing & Lope
          P.L.L.C. effective April 1, 1998. (g)
10(17)    Certificate of Formation of Stratosphere Litigation, L.L.C.
10(18)    Members Agreement between Stratosphere Corporation and
          Stratosphere Litigation, L.L.C. dated October 14, 1998.
10(19)    Assignment of Claims between IBJ Whitehall and Stratosphere
          Litigation, L.L.C. dated January 20, 1999.
21        Subsidiaries
27        Financial Data Schedule

---------------

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (No. 33-81286).

(b) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996.

(e) Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 26, 1997.

(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(g) Incorporated herein by reference to the Company's current report on Form 8-K dated April 1, 1998.

(h) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

+   Relates to Executive Compensation.

(b) Reports on Form 8-K.

     The Company filed the following Report on Form 8-K during the fiscal quarter ended December 28, 1997.

       Date Filed       Items Listed
    ----------------    ------------
    October 19, 1998        3,7

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STRATOSPHERE CORPORATION
                                          Registrant

Date: March 16, 1999                      By:     /s/ THOMAS A. LETTERO

                                            ------------------------------------
                                            Name: /s/ Thomas A. Lettero
                                            Title: Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

                    NAME                                             TITLE
                    ----                                             -----

              /s/ CARL C. ICAHN                  Chairman of the Board
---------------------------------------------
                Carl C. Icahn

           /s/ JOHN P. SALDARELLI                Director
---------------------------------------------
             John P. Saldarelli

           /s/ ROBERT J. MITCHELL                Director
---------------------------------------------
             Robert J. Mitchell

              /s/ MARTIN HIRSCH                  Director
---------------------------------------------
                Martin Hirsch

           /s/ DANIEL A. CASSELLA                Chief Executive Officer
---------------------------------------------
             Daniel A. Cassella

            /s/ THOMAS A. LETTERO                Chief Financial Officer, Treasurer and
---------------------------------------------    Secretary
              Thomas A. Lettero

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STRATOSPHERE CORPORATION
                                          Registrant

Date: March 16, 1999                      By:

                                            ------------------------------------
                                            Name: Thomas A. Lettero
                                            Title: Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

                    NAME                                             TITLE
                    ----                                             -----

                                                 Chairman of the Board
---------------------------------------------
                Carl C. Icahn

                                                 Director
---------------------------------------------
             John P. Saldarelli

                                                 Director
---------------------------------------------
             Robert J. Mitchell

                                                 Director
---------------------------------------------
                Martin Hirsch

                                                 Chief Executive Officer
---------------------------------------------
             Daniel A. Cassella

                                                 Chief Financial Officer, Treasurer and
---------------------------------------------    Secretary
              Thomas A. Lettero