Form 10-Q
period 1999-03-28
STRATOSPHERE CORP
filed 1999-05-12
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

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


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MAY 10, 1999

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 28, 1999 (UNAUDITED) AND
DECEMBER 27, 1998                                                                              3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE
MONTHS ENDED MARCH 28, 1999 (SUCCESSOR COMPANY) AND MARCH 29, 1998
(PREDECESSOR COMPANY)                                                                          4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
THREE MONTHS ENDED MARCH 28, 1999 (SUCCESSOR COMPANY) AND MARCH 29,
1998 (PREDECESSOR COMPANY)                                                                   5-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                         7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                             10-13

PART II. OTHER INFORMATION                                                                    14

ITEM 1.  LEGAL PROCEEDINGS
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

CONDENSED CONSOLIDATED
BALANCE SHEETS                         STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                          MARCH 28,      DECEMBER 27,
                                                                                             1999            1998
------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                           (Unaudited)

Assets
Current Assets:
       Cash and cash equivalents                                                               $ 15,553        $ 12,624
       Cash and cash equivalents-restricted                                                       2,158           2,218
       Investments-restricted                                                                     3,317           3,291
       Accounts receivable, net                                                                   3,060           2,619
       Related party receivable, net                                                                 60               -
       Other current assets                                                                       5,311           5,427
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             29,459          26,179
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                     124,136         126,173
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                 89             194
       Other receivable                                                                           3,000           3,000
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                3,089           3,194
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $ 156,684       $ 155,546
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                 $   1,758       $   1,407
       Current installments of long-term debt                                                       148             148
       Current installments of capital lease obligations                                          6,808           8,979
       Accrued payroll and related expenses                                                       6,030           5,146
       Other accrued expenses                                                                    12,883          12,878
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        27,627          28,558
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Long-term note payable-less current installments                                              43              94
------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                          43              94
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                27,670          28,652
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares;
           no shares issued and outstanding                                                           -               -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                          20              20
       Additional paid-in-capital                                                               127,058         127,058
       Retained earnings (accumulated deficit)                                                    1,936            (184)
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      129,014         126,894
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 156,684       $ 155,546
========================================================================================================================

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF INCOME                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                     SUCCESSOR       PREDECESSOR
                                                                                      COMPANY          COMPANY
THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998                                   1999              1998
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                            (Unaudited)      (Unaudited)

REVENUES:
        Casino                                                                            $ 13,693         $ 14,988
        Hotel                                                                                6,576            5,957
        Food and beverage                                                                    9,160            8,949
        Tower, retail and other income                                                       6,999            7,366
--------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                              36,428           37,260
        Less:  Promotional allowances                                                        2,513            3,082
--------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                33,915           34,178
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                               7,030            7,923
        Hotel                                                                                3,472            3,042
        Food and beverage                                                                    6,581            6,416
        Other operating expenses                                                             2,806            3,340
        Depreciation and amortization                                                        2,225            1,939
        Selling, general and administrative                                                  8,386            8,378
--------------------------------------------------------------------------------------------------------------------
                                   Total Costs and Expenses                                 30,500           31,038
--------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                       3,415            3,140
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                        141                -
        Interest expense                                                                      (244)            (465)
        Loss on sale of assets                                                                 (52)              (4)
--------------------------------------------------------------------------------------------------------------------
                                   Total Other Expense, net                                   (155)            (469)
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                          3,260            2,671
--------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                            -           (1,366)

INCOME BEFORE INCOME TAXES                                                                   3,260            1,305
--------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                   1,141                -
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                 $ 2,119          $ 1,305
====================================================================================================================

BASIC INCOME PER COMMON SHARE                                                              $  1.04                *
====================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                   2,030                *
====================================================================================================================

* Earnings per share is not presented for the three months ended March 29, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS               STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                        SUCCESSOR       PREDECESSOR
                                                                                         COMPANY          COMPANY
THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998                                      1999             1998
----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                            $ 2,119         $ 1,305
        Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                                    2,325           2,042
               Reorganization Items :
                    Professional Fees                                                               -           1,500
                    Management Retention Expense                                                    -             130
                    Interest Earned on Accumulated Cash During
                         Chapter 11 Proceedings                                                     -            (264)
               Provision for doubtful accounts                                                     13              83
               Loss on sale or disposal of assets                                                  52               4
               Changes in operating assets and liabilities:
                    Accounts receivable                                                          (454)           (269)
                    Related party receivable and other receivable                                 (60)              -
                    Other current assets                                                          116             286
                    Accounts payable - trade                                                      351              70
                    Accrued expenses                                                              895           2,221
                                                                                    ----------------------------------
        Net Cash Provided by Operating Activities Before Reorganization Items                   5,357           7,108
                                                                                    ----------------------------------
        Increases (decreases) to Cash Resulting from Reorganization Items:
               Professional fees paid                                                               -            (950)
               Management Retention Disbursements                                                   -            (130)
               Interest Earned on Accumulated Cash During
                    Chapter 11 Proceedings                                                          -             265
                                                                                    ----------------------------------
               Net Cash Used in Reorganization Items                                                -            (815)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       5,357           6,293
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Change in cash and cash equivalents-restricted                                             60            (105)
        Change in investments-restricted                                                          (26)            (38)
        Payments for property and equipment                                                      (365)           (415)
        Cash proceeds from sale of property and equipment                                         125              14
        --------------------------------------------------------------------------------------------------------------
-------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (206)           (544)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term debt                                                                (51)            (58)
        Payments on capital lease obligations                                                  (2,171)         (2,171)
        Decrease in affiliate payable                                                               -             (16)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                          (2,222)         (2,245)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                       2,929           3,504
Cash and cash equivalents - beginning of period                                                12,624          20,326
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $ 15,553        $ 23,830
======================================================================================================================

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS               STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

                                                                                   SUCCESSOR   PREDECESSOR
                                                                                    COMPANY      COMPANY
THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998                                 1999          1998
------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    (Unaudited)  (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                            $ 138         $ 358

           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company reflected the effect of the Restated Second Amended Plan as of September 27, 1998.

PRINCIPLES OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1998 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. A black line has been drawn on the accompanying Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 new Common Stock shares were issued on the Effective Date. There were no other Common Stock equivalents as of March 28, 1999.

RECLASSIFICATIONS

Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income.

(2)  RESTRUCTURING

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including 58.4 million shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of new Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims were discharged in exchange for cash payments which will total $6.0 million. Allowed priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statement of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was not based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the cash the Company is required to distribute for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

(3)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at March 28, 1999, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(4)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of March 28, 1999. Since January 1999, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero (Chief Executive Officer and Chief Financial Officer of the Company) provided "over sight" management services to Arizona Charlie's, Inc. (an entity owned 100% by Mr. Icahn). The Company has recorded a $60,000 receivable that was reimbursed in April 1999 for payroll and other expenses related to the services performed from January 1, 1999 to March 28, 1999.

On April 13, 1999, Mr. Cassella was appointed Executive Vice President of Arizona Charlie's, Inc. in addition to his responsibilities at the Company.

Pursuant to a wholesale tour and travel agreement with Lowest Fare.Com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the 1999 first quarter.

(5)  CONTINGENCIES

McDonald's Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim related to a lease of premises located within the Stratosphere. The Debtors filed an objection to the claim. The Bankruptcy Court sustained the objection to the general unsecured claim upon a motion for summary judgment filed by the Debtors. The Bankruptcy Court set a hearing in June 1999 for the objection to the administrative claim of $410,843 for guaranteed income provided for by the lease during the administrative period of the Bankruptcy Proceedings. In the event McDonald's is able to establish an allowed administrative claim, such claim would be paid by the Debtors upon entry of a final order approving the claim. Based upon the legal requirements of the Bankruptcy Code for an administrative claim and the lease having been assigned to Strato-Retail prior to the initiation of the Bankruptcy Proceedings, the Debtors believe they will prevail on the objection to the McDonald's administrative claim. The administrative claim has not been recorded as a liability on the accompanying Condensed Consolidated Balance Sheet.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 28, 1999, the operations included 1,873 slot machines, 34 table games, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC were acting as debtors-in-possession on behalf of their respective bankrupt estates, and were authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company has reflected the effect of the Restated Second Amended Plan as of September 27, 1998.

As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998, are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. A black line has been drawn on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows to distinguish between the pre-reorganization and post-reorganization entity.

Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of new Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the new Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998 consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million).

RESULTS OF OPERATIONS

The following is a discussion of the comparison of operating results for the first quarter of 1999 (post-reorganization) and 1998 (pre-reorganization). This comparison is included in this Form 10-Q since operations have remained similar during the pre and post-reorganization periods and such comparison would not be misleading.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998

REVENUES

Casino revenues of $13.7 million for the 1999 first quarter were $1.3 million (9%) less than the same period in 1998. Management attributes the decline to increased competition with the opening of two new mega resorts on the Las Vegas Strip. Competition is expected to continue to increase during the next twelve months with the opening of three additional mega resorts. Casino marketing efforts have been directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods. Casino revenues represented 38% and 40% of total gross revenues for the first quarters of 1999 and 1998, respectively.

Hotel revenues of $6.6 million for the 1999 first quarter were approximately $.6 million (10%) higher than the same period in 1998. Hotel occupancy was 86.9% during the 1999 first quarter as compared to 90.5% in 1998. The average rate per guest room was $57.11 during the 1999 first quarter as compared to $49.69 in 1998. Hotel revenues averaged 18% and 16% of total gross revenues during the first quarter of 1999 and 1998, respectively. Management anticipates increased competition for hotel room sales during the next twelve months with the increase of approximately 10,000 newly constructed hotel rooms on the Las Vegas Strip.

Tower visitations (including the Top of The World dining) totaled 579,823 during the 1999 first quarter as compared to 636,499 for the same period in 1998. The revenue impact of the decline in visitations was partially offset by an increase in ride admissions from 261,182 for the 1998 first quarter to 327,566 during 1999. The increase in ride revenues was due primarily to the implementation of programs to increase the number of multiple rides per visitor. Management anticipates a decline in ride revenues during the 1999 second quarter due to the "High Roller" being closed for approximately thirty days for annual maintenance and inspections, which will be more extensive then in prior periods.

COSTS AND EXPENSES

Casino operating costs declined approximately 11% from $7.9 million for the 1998 first quarter to $7.0 million for 1999. The majority of this expense reduction was due to a $.5 million reduction in the cost of providing complimentary room, food and beverage to casino guests.

Hotel operating costs increased 14% from $3.0 million for the 1998 first quarter to $3.5 million for 1999. The increase is due to fewer room nights being provided to casino customers on a complimentary basis in the 1999 first quarter, the cost of which is charged to casino operations.

Other operating expenses decreased 16% from $3.3 million for the 1998 first quarter to $2.8 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom.

OTHER FACTORS IMPACTING EARNINGS

Depreciation and amortization increased 15% from $1.9 million for the 1998 first quarter to $2.2 million in 1999. The increase in depreciation is due primarily to the $8.6 million increase in asset values relating to the adoption of "fresh start reporting" on the Effective Date.

Interest income was approximately $.1 million for the 1999 first quarter. Interest income earned during the same period in 1998 of approximately $.3 million was classified as a Reorganization Item.

Interest expense decreased 48% from $.5 million for the 1998 first quarter to $.2 million for 1999. The decrease was due to a reduction interest associated with the Company's capital lease obligations. The Company anticipates refinancing its capital lease obligations during the 1999 second quarter and expects interest to continue near current levels.

The Company recorded expense from Reorganization Items totaling $1.4 million during the 1998 first quarter. Since the Effective Date, any unreserved professional fees related to the reorganization will be classified as a selling, general and administrative expense.

The Company recorded a provision for income taxes of $1.1 million for the 1999 first quarter. In the event the Company is able to utilize any of its deferred tax assets in future periods, any such tax benefit will be reported as a direct addition to contributed capital.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $15.6 million as of March 28, 1999. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital and capital expenditure requirements.

During the three month period ended March 28, 1999, the Company generated $5.4 million from operating activities. A portion of these funds were used to fund capital expenditures of $.4 million and payments on capital lease obligations of $2.2 million.

As of March 28, 1999, the Company had approximately $1.8 million reserved for disputed claims related to the Restated Second Amended Plan. The $1.8 million of disputed claims is classified as other accrued liabilities on the accompany March 28, 1999, Condensed Consolidated Balance Sheet. The remaining payments will be made from restricted cash and/or investment balances.

The Company made a final payment of approximately $6.9 million on its capital lease obligations on April 30, 1999. Although the payments were made from current cash balances, the Company anticipates refinancing the capital lease obligations and raising additional capital of approximately $2.0 million during the 1999 second quarter.

The Company anticipates completing various enhancement projects during the next twelve months. Included in these projects is a new race and sports book, deli and entertainment lounge with a combined estimated cost of $2.6 million. In addition, the Company estimates that other capital expenditures will be approximately $2.0 million. The Company anticipates funding the enhancements and other capital expenditures from operating activities or may incorporate a portion (approximately $2.0 million) in the capital lease obligation refinancing.

YEAR 2000

The Company's hardware configuration, casino operating system, hotel property management and financial accounting system upgrades have been completed. These upgrades, combined with other operating systems that are already Year 2000 compliant, represent completion of the Company's most critical systems. Management continues to assess all other information support systems throughout the Company, as well as those systems it relies on from its primary vendors. The Company plans to be Year 2000 compliant with all remaining internal systems prior to the end of the 1999 third quarter. Management currently estimates that the combined upgrades and purchases of new systems may total approximately $2.6 million. Approximately $2.2 million has been spent as of May 6, 1999. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred. In addition, the Company's ability to upgrade its software timely is largely dependent on the performance of its software vendors.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

McDonald's Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim related to a lease of premises located within the Stratosphere. The Debtors filed an objection to the claim. The Bankruptcy Court sustained the objection to the general unsecured claim upon a motion for summary judgment filed by the Debtors. The Bankruptcy Court set a hearing in June 1999 for the objection to the administrative claim of $410,843 for guaranteed income provided for by the lease during the administrative period of the Bankruptcy Proceedings. In the event McDonald's is able to establish an allowed administrative claim, such claim would be paid by the Debtors upon entry of a final order approving the claim. Based upon the legal requirements of the Bankruptcy Code for an administrative claim and the lease having been assigned to Strato-Retail prior to the initiation of the Bankruptcy Proceedings, the Debtors believe they will prevail on the objection to the McDonald's administrative claim.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the fiscal quarter ended March 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            STRATOSPHERE CORPORATION

Date:  May 12, 1999                         By:/s/   Daniel A. Cassella
                                               -------------------------------
                                            Name:    Daniel A. Cassella
                                                 -----------------------------
                                            Title:   Chief Executive Officer
                                                  ----------------------------
                                                     /President/Director
                                                  ----------------------------

                                            By:/s/ Thomas A. Lettero
                                               -------------------------------
                                            Name:    Thomas A. Lettero
                                                 -----------------------------
                                            Title:   Secretary/Treasurer/CFO
                                                  ----------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
-------
   27    Financial Data Schedule