Form 10-Q
period 1999-06-27
STRATOSPHERE CORP
filed 1999-08-10
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ----------  ---------

                           Commission File No. 1-12030


                            Stratosphere Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        88-0292318
  --------------------------------          ----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

   2000 Las Vegas Boulevard South
        Las Vegas, Nevada                                   89104
 --------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

                                 (702) 382-4446
               --------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X       No
                                    ---------     ---------


Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date: 2,030,000 as of August 10, 1999

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Part I.  FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 27, 1999 (unaudited) and
         December 27, 1998
                                                                                                        3

         Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 27, 1999  (Successor Company) and June 28, 1998
         (Predecessor Company)                                                                          4

         Condensed Consolidated Statements of Operations (unaudited) for the six months Ended June 27, 1999 (Successor Company) and June 28, 1998
         (Predecessor Company)                                                                          5

         Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 27, 1999 (Successor Company) and June 28, 1998
         (Predecessor Company)                                                                        6-7

         Notes to Condensed Consolidated Financial Statements                                        8-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                  11-15

         Part II. OTHER INFORMATION                                                                    16

         Item 1.  Legal Proceedings
         Item 6.  Exhibits and Reports on Form 8-K


CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                           STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       JUNE 27,         DECEMBER 27,
                                                                                                        1999                1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                             (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                                                      $  20,713           $  12,624
       Cash and cash equivalents-restricted                                                               2,151               2,218
       Investments-restricted                                                                               451               3,291
       Accounts receivable, net                                                                           1,959               2,619
       Related party receivable, net                                                                         60                   -
       Other current assets                                                                               5,762               5,427
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                     31,096              26,179
-----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                             124,262             126,173
-----------------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                        298                 194
       Other receivable                                                                                   3,000               3,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                        3,298               3,194
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 158,656           $ 155,546
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                         $   1,811           $   1,407
       Current installments of long-term debt                                                               148                 148
       Current installments of capital lease obligations                                                  2,667               8,979
       Accrued payroll and related expenses                                                               5,296               5,146
       Other accrued expenses                                                                            12,483              12,878
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                22,405              28,558
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Long-term note payable-less current installments                                                       5                  94
       Capital lease obligations-less current installments                                                7,111                   -
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                               7,116                  94
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        29,521              28,652
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares;
           no shares issued and outstanding                                                                   -                   -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                                  20                  20
       Additional paid-in-capital                                                                       127,058             127,058
       Retained earnings (accumulated deficit)                                                            2,057                (184)
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                              129,135             126,894
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 158,656           $ 155,546
===================================================================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS                                                                  STRATOSPHERE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      SUCCESSOR       PREDECESSOR
                                                                                                       COMPANY          COMPANY
THREE MONTHS ENDED JUNE 28, 1999 AND JUNE 28, 1998                                                       1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                             (Unaudited)      (Unaudited)


REVENUES:
       Casino                                                                                          $ 11,272       $ 13,728
       Hotel                                                                                              6,113          6,329
       Food and beverage                                                                                  8,227          8,554
       Tower, retail and other income                                                                     6,513          7,569
------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                           32,125         36,180
       Less:  Promotional allowances                                                                      2,354          3,214
------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                             29,771         32,966
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Casino                                                                                             6,549          7,702
       Hotel                                                                                              3,574          2,837
       Food and beverage                                                                                  6,353          6,227
       Other operating expenses                                                                           2,791          3,095
       Depreciation and amortization                                                                      2,057          2,093
       Selling, general and administrative                                                                8,216          8,516
------------------------------------------------------------------------------------------------------------------------------
                                           Total Costs and Expenses                                      29,540         30,470
------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                      231          2,496
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
       Interest income                                                                                      168              -
       Interest expense                                                                                    (196)          (380)
       Loss on sale of assets                                                                               (16)           (37)
------------------------------------------------------------------------------------------------------------------------------
                                           Total Other Expense, net                                         (44)          (417)
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                                         187          2,079
------------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                                         -         (3,685)

INCOME (LOSS) BEFORE INCOME TAXES                                                                           187         (1,606)
------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                                   65              -
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                                      $    122       $ (1,606)
==============================================================================================================================

BASIC INCOME PER COMMON SHARE                                                                          $   0.06              *
==============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                                2,030              *
==============================================================================================================================

* Earnings per share is not presented for the three months ended June 28, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.


           See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS                                                                  STRATOSPHERE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     SUCCESSOR         PREDECESSOR
                                                                                                      COMPANY            COMPANY
SIX MONTHS ENDED JUNE 28, 1999 AND JUNE 28, 1998                                                       1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                            (Unaudited)          (Unaudited)


REVENUES:
       Casino                                                                                        $ 24,965              $ 28,717
       Hotel                                                                                           12,689                12,286
       Food and beverage                                                                               17,387                17,503
       Tower, retail and other income                                                                  13,512                14,934
-----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                         68,553                73,440
       Less:  Promotional allowances                                                                    4,867                 6,296
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                           63,686                67,144
-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
       Casino                                                                                          13,579                15,644
       Hotel                                                                                            7,046                 6,014
       Food and beverage                                                                               12,934                12,642
       Other operating expenses                                                                         5,597                 6,451
       Depreciation and amortization                                                                    4,282                 4,032
       Selling, general and administrative                                                             16,602                16,725
-----------------------------------------------------------------------------------------------------------------------------------
                                  Total Costs and Expenses                                             60,040                61,508
-----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                  3,646                 5,636
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
       Interest income                                                                                    309                     -
       Interest expense                                                                                  (440)                 (845)
       Loss on sale of assets                                                                             (68)                  (42)
-----------------------------------------------------------------------------------------------------------------------------------
                                  Total Other Expense, net                                               (199)                 (887)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                                     3,447                 4,749
-----------------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                                       -                (5,050)

INCOME (LOSS) BEFORE INCOME TAXES                                                                       3,447                  (301)
-----------------------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                                                                              1,206                     -
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                                    $  2,241              $   (301)
===================================================================================================================================

BASIC INCOME PER COMMON SHARE                                                                        $   1.10                     *
===================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                              2,030                     *
===================================================================================================================================

* Earnings per share is not presented for the six months ended June 28, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS                                                                  STRATOSPHERE CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SUCCESSOR       PREDECESSOR
                                                                                                         COMPANY          COMPANY
                                                                                                          1999             1998
SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                                 $  2,241        $   (301)
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                                                 4,457           4,238
              Reorganization Items :
                   Professional Fees                                                                            -           2,000
                   Management Retention Expense                                                                 -             233
                   Vegas World Vacation Package Settlement                                                      -           3,347
                   Interest Earned on Accumulated Cash During
                        Chapter 11 Proceedings                                                                  -            (530)
              Provision for doubtful accounts                                                                (115)            193
              Loss on sale or disposal of assets                                                               67              42
              Changes in operating assets and liabilities:
                   Accounts receivable                                                                        775             172
                   Related party receivable and other receivables                                             (60)              -
                   Other current assets                                                                      (335)           (233)
                   Accounts payable - trade                                                                   404            (190)
                   Other accrued expenses (pre-petition)                                                        -             (10)
                   Other accrued expenses (post-petition)                                                    (235)          1,062
                                                                                                         ------------------------
       Net Cash Provided by Operating Activities Before Reorganization Items                                7,199          10,023
                                                                                                         ------------------------
       Increases (decreases) to Cash Resulting from Reorganization Items:
              Professional fees paid                                                                            -          (2,244)
              Management Retention Disbursements                                                                -            (706)
              Interest Earned on Accumulated Cash During
                   Chapter 11 Proceedings                                                                       -             530
                                                                                                         ------------------------
              Net Cash Used in Reorganization Items                                                             -          (2,420)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                   7,199           7,603
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Change in cash and cash equivalents-restricted                                                          67             342
       Change in investments-restricted                                                                     2,841             (77)
       Payments for equipment                                                                                (311)           (828)
       Payments for capital projects                                                                       (1,489)              -
       Payments for operating lease equipment obligation                                                   (1,000)              -
       Cash proceeds from sale of property and equipment                                                      360             308
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                           468            (255)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                                                                             (89)           (110)
       Payments on capital lease obligations                                                               (9,201)         (4,636)
       Decrease in affiliate payable                                                                            -             (16)
       Proceeds from capital lease obligations                                                             10,000               -
       Increase in deferred financing costs                                                                  (288)              -
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                           422          (4,762)
---------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                   8,089           2,586
Cash and cash equivalents - beginning of period                                                            12,624          20,326
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                $ 20,713        $ 22,912
=================================================================================================================================

            See notes to condensed consolidated financial statements.
                                       6

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS                                                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------

                                                                                   SUCCESSOR    PREDECESSOR
                                                                                    COMPANY       COMPANY
SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998                                      1999          1998
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    (Unaudited)   (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                        $ 255         $ 629
        Income taxes                                                                  200             -

Non-Cash Investing and Financing Activities:
        Increase (decrease) in land and building from
             reduction in notes receivable from stockholder                             -           350


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

As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998, are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

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

Reclassifications

Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the Company's net income.

Earnings Per Share ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no other Common Stock equivalents as of June 27, 1999.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The FASB recently adopted an amendment to SFAS No. 133, which delays the effective date for one year. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its consolidated financial statements.

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

(3)  LEASES AND CAPITAL LEASE OBLIGATIONS

During April 1999, the Company made the final $6.9 million payment on its capital lease obligations. On May 28, 1999, the Company made the final $1.0 million payment on its operating lease thereby acquiring ownership of the leased equipment.

The Company entered into a new $10.0 million capital lease obligation ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest will be calculated based on the LIBO rate for each period plus 2.5%. The current rate of interest for the period ended June 27, 1999, was 7.56%. A $2.0 million balloon payment will be due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation. A copy of the documents relating to the New Capital Lease Obligation have been attached as an exhibit to this Form 10-Q.

(4)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at June 27, 1999, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(5)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of June 27, 1999. Since January 1999, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's, Inc. (an entity owned 100% by Mr. Icahn). The Company has recorded a $60,000 receivable that was reimbursed on June 29, 1999, for payroll and other expenses related to the services performed from March 28, 1999, to June 27, 1999.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the 1999 second quarter.

(6)  CONTINGENCIES

McDonald's Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim related to a lease of premises located within the Stratosphere. The Debtors filed an objection to the claim. The Bankruptcy Court sustained the objection to the general unsecured claim upon a motion for summary judgment filed by the Debtors. In June 1999, a hearing was held in the Bankruptcy Court for the objection to the administrative claim of $410,843 for guaranteed income provided for by the lease during the administrative period of the Bankruptcy Proceedings and for a preference action against McDonald's by the Company for approximately $700,000 in payments made to McDonald's prior to the Bankruptcy filing. As of August 10, 1999, a decision has not been rendered by the Bankruptcy Court judge.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of August 10, 1999, the operations included 1,593 slot machines, 44 table games, 6 poker tables, a sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

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

As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's condensed consolidated financial statements for periods prior to September 27, 1998, are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

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

RESULTS OF OPERATIONS

The following is a discussion of the comparison of operating results for the second quarter of 1999 (Successor Company) and 1998 (Predecessor Company) and the six months ended June 27, 1999 (Successor Company) and June 28, 1998 (Predecessor Company). These comparisons are included in this Form 10-Q since operations have remained similar during the pre and post-reorganization periods and such comparison would not be misleading.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998

Revenues

Casino revenues of $11.3 million for the 1999 second quarter were $2.5 million (18%) less than the same period in 1998. Management attributes the decline to increased competition with the opening of three new mega resorts on the Las Vegas Strip. Competition is expected to continue to increase during the next twelve months with the opening of two additional mega resorts. A portion (approximately $.5 million) of reduction in casino revenue is due to a lower than normal hold percentage relating to table games revenues. Casino marketing efforts continue to be directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods. Casino revenues represented 35% and 38% of total gross revenues for the second quarters of 1999 and 1998, respectively.

Hotel revenues of $6.1 million for the 1999 second quarter were approximately $.2 million (3%) lower than the same period in 1998. Hotel occupancy was 89% during the 1999 second quarter as compared to 93% in 1998. The average rate per guestroom was $52 during the 1999 second quarter as compared to $51 in 1998. Hotel revenues averaged 19% and 17% of total gross revenues during the second quarter of 1999 and 1998, respectively. Management anticipates increased competition for hotel room sales during the next twelve months with the increase of approximately 6,000 newly constructed hotel rooms on the Las Vegas Strip.

Tower, retail and other revenues of $6.5 million for the 1999 second quarter were approximately $1.1 million (14%) less than the same period in 1998.

Tower visitations (including the Top of The World dining) totaled 556,234 during the 1999 second quarter as compared to 656,724 for the same period in 1998. Ride admissions of 222,024 for the 1999 second quarter were 104,347 (32%) less than the same period in 1998. The decline in ride admissions and tower admissions was due primarily to closing of the "High Roller" roller coaster for maintenance during April 1999 (approximately 30 days) and a decline in hours of operation due to adverse weather conditions (mainly high winds). The annual ride maintenance program has been completed and is not anticipated to be a factor during the next several quarters.

Costs and Expenses

Casino operating costs declined approximately 15% from $7.7 million for the 1998 second quarter to $6.5 million for 1999. The majority of this expense reduction was due to a $1.1 million reduction in promotional expenses and the cost of providing complimentary room, food and beverage to casino guests.

Hotel operating costs increased 26% from $2.8 million for the 1998 second quarter to $3.6 million for 1999. Approximately $.5 million of the increase is due to fewer room nights being provided to casino guests on a complimentary basis in the 1999 second quarter, the cost of which is charged to casino operations. The remainder of the increase was due to increased wages.

Other operating expenses decreased 10% from $3.1 million for the 1998 second quarter to $2.8 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations.

Other Factors Impacting Earnings

Interest income was approximately $.2 million for the 1999 second quarter. Interest income earned during the same period in 1998 of approximately $.3 million was classified as a Reorganization item.

Interest expense decreased 48% from $.4 million for the 1998 second quarter to $.2 million for 1999. The decrease was due to a reduction in interest associated with the Company's capital lease obligations. The Company financed the New Capital Lease Obligation of $10.0 million on May 28, 1999. The current rate of interest is 7.56% (see Liquidity and Capital Resources).

The Company recorded expense from Reorganization items totaling $3.7 million during the 1998 second quarter. Since the Effective Date, any unaccrued professional fees related to the reorganization will be classified as a selling, general and administrative expense.

The Company recorded a provision for income taxes of approximately $.1 million for the 1999 second quarter. In the event the Company is able to utilize any of its deferred tax assets in future periods, any such tax benefit will be reported as a direct addition to contributed capital.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998

Casino revenues of $25.0 million for the six months ended June 27, 1999 were $3.8 million (13%) less than the same period in 1998. Management attributes the decline in casino revenues to increased competition with the opening of three new mega resorts on the Las Vegas Strip (Bellagio, Mandalay Bay, and Venetian). Additional competition is anticipated during the next twelve months with the opening of two additional mega resorts on the Las Vegas Strip. Casino marketing efforts continue to be directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods.

Tower, retail and other revenues of $13.5 million for the six months ended June 27, 1999 was $1.4 million (10%) less than the same period in 1998. Tower visitation (including the Top of The World dining) totaled 1,136,057 during the six months ended June 27, 1999, as compared to 1,293,223 for the same period in 1998.

Ride admissions of 549,590 for the six-month period ended June 27, 1999, were 37,963 (6.5%) less than the same period in 1998. The decline in Tower and ride admissions was primarily due to closing the "High Roller" roller coaster for maintenance during April of 1999 and a decline in hours of operation due to the occurrence of more adverse weather conditions during 1999. The annual ride maintenance program has been completed and is not anticipated to be a factor during the next several quarters.

Promotional allowances decreased from $6.3 million during the six months ended June 28, 1998, to $4.9 million for the same period in 1999. The reduction in promotional allowances was the result of less direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Management anticipates that promotional allowance will increase during future periods with an increase in direct marketing efforts and special events offered to casino guests.

Costs and Expenses

Casino operating costs declined approximately 13% from $15.6 million for the six months ended June 28, 1998, to $13.6 million for the same period in 1999. The majority of the decline in casino operating expenses resulted from a $1.3 million reduction in the cost of providing complimentary room, food and beverage to casino guests. Management anticipates future increases in these costs resulting from the implementation of additional promotions and direct mail programs.

Hotel operating costs increased 17% from $6.0 million for the six months ended June 28, 1998, to $7.0 million for 1999. Approximately $.8 million of the increase is due to fewer room nights being provided to casino guests on a complimentary basis, the cost of which is charged to casino operations.

Other operating expenses decreased 13% from $6.5 million for the six months ended June 28, 1998, to $5.6 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations.

Other Factors Impacting Earnings

Depreciation and amortization increased 6% from $4.0 million for the six months ended June 28, 1998, to $4.3 million for 1999. The increase in depreciation is due primarily to the $8.6 million increase in asset values relating to the adoption of "fresh start reporting" on September 27, 1998.

Interest income was approximately $.3 million for the six months ended June 27, 1999. Interest income earned during the same period in 1998 of approximately $.5 million was classified as a Reorganization item.

Interest expense decreased 48% from $.8 million for the six months ended June 28, 1998, to $.4 million for 1999. The decrease was due to a reduction in interest associated with the Company's capital lease obligations. The Company financed the New Capital Lease Obligation of $10.0 million on May 28, 1999. The current rate of interest is 7.56% (see Liquidity and Capital Resources).

The Company recorded expense from Reorganization items totaling $5.0 million during the six months ended June 28, 1998. Since the Effective Date, any unaccrued professional fees related to the reorganization will be classified as a selling, general and administrative expense.

The Company recorded a provision for income taxes of $1.2 million for the six months ended June 27, 1999. In the event the Company is able to utilize any of its deferred tax assets in future periods, any such tax benefit will be reported as a direct addition to contributed capital.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow, Working Capital and Capital Expenditures

During the six month period ended June 27, 1999, the Company generated $7.2 million from operating activities. These funds, combined with a portion of unrestricted cash, were used to fund capital expenditures of $1.8 million, the final payments on capital lease and operating obligations of $9.2 million and $1.0 million, respectively. The Company had unrestricted cash balances of $20.7 million as of June 27, 1999.

On May 28, 1999, the Company entered into the $10.0 million New Capital Lease Obligation in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest will be calculated based on the LIBO rate for each period plus 2.5%. The current rate of interest for the period ended June 27, 1999, was 7.56%. A $2.0 million balloon payment will be due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation. A copy of the documents relating to the New Capital Lease Obligation have been attached as an exhibit to this Form 10-Q.

As of June 27, 1999, the Company had approximately $1.8 million reserved for disputed claims related to the Restated Second Amended Plan. The $1.8 million of disputed claims is classified as other accrued liabilities on the accompanying June 27, 1999, Condensed Consolidated Balance Sheet. The remaining payments will be made from restricted cash and/or investment balances.

The Company anticipates completing various enhancement projects during the next twelve months. Included in these projects is a new race and sports book, deli and entertainment lounge with a combined estimated cost of approximately $3.5 million of which approximately $1.5 million has been spent as of August 10, 1999. In addition, the Company estimates that other capital expenditures will be approximately $4.0 million during the next twelve months. The Company anticipates funding the enhancements and other capital expenditures from operating activities or unrestricted cash balances, if needed.

Year 2000

The Company's hardware configuration, casino operating system, hotel property management and financial accounting system upgrades have been completed. These upgrades, combined with other operating systems that are already Year 2000 compliant, represent completion of the Company's most critical systems. Management continues to assess all other information support systems throughout the Company, as well as those systems it relies on from its primary vendors. The Company plans to be Year 2000 compliant with all remaining internal systems prior to the end of the 1999 third quarter. Management currently estimates that the combined upgrades and purchases of new systems may total approximately $2.6 million. Approximately $2.2 million has been spent as of August 10, 1999. There can be no assurance based on future assessment or other changed circumstances that the amount estimated will represent the actual costs incurred. In addition, the Company's ability to upgrade its software timely is largely dependent on the performance of its software vendors.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

McDonald's Corporation filed a proof of claim in the Bankruptcy Proceedings in which it asserted both an administrative and a general unsecured claim related to a lease of premises located within the Stratosphere. The Debtors filed an objection to the claim. The Bankruptcy Court sustained the objection to the general unsecured claim upon a motion for summary judgment filed by the Debtors. A hearing was held during June 1999 in the Bankruptcy Court for the objection to the administrative claim of $410,843 for guaranteed income provided for by the lease during the administrative period of the Bankruptcy Proceedings and for a preference action against McDonald's by the Company for approximately $700,000 in payments made to McDonald's prior to the Bankruptcy filing. As of August 10, 1999, a decision has not been rendered by the Bankruptcy Court judge.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10(1) Participation Agreement, dated as of May 28, 1999, among Stratosphere Gaming Corp., as Lessee, Stratosphere Corporation, as Guarantor, First Security Trust Company of Nevada, as Lessor and Trustee, The Persons Listed on Schedule II, as Lenders and Heller Financial Leasing, Inc., as Agent.

         10(2) Exhibit A to Participation Agreement Form of Lease Agreement, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Lessor, and Stratosphere Gaming Corp., as Lessee.

         10(3) Exhibit B to Participation Agreement Form of Loan Agreement, dated as of May 28, 1999, among First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Borrower, Heller Financial Leasing, Inc., as Agent, and The Persons Listed on
                  Schedule I, as Lenders.

         10(4) Exhibit C to Participation Agreement Form of Trust Agreement, dated as of May 28, 1999, between Stratosphere Gaming Corp., as Grantor, and First Security Trust Company of Nevada, as Trustee.

         10(5) Exhibit D to Participation Agreement Form of Security Agreement and Assignment of Lease, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity but solely as Trustee, and Heller Financial Leasing, Inc. as Agent

         10(6) Exhibit E to Participation Agreement Form of Guaranty, dated as of May 28, 1999, of Stratosphere Corporation in favor of The Beneficiaries Named Herein.

         10(7)    Exhibit G to Participation Agreement Landlord Waiver and
                  Consent

         10(8)    Exhibit H to Participation Agreement Form of Advance Request

         10(9)    Exhibit I to Participation Agreement Form of Bill of Sale

         10(10) Exhibit J to Participation Agreement Form of Certificate of Acceptance of Lessee

         10(11)   Exhibit K to Participation Agreement Form of Investor's Letter

         10(12) Exhibit M to Participation Agreement Form of Opinion of Counsel To Parent and Lessee

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended June 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             STRATOSPHERE CORPORATION

Date:  August 10, 1999       By:  /s/ Daniel A. Cassella
                                  ----------------------------------------------
                             Name:    Daniel A. Cassella
                                  ----------------------------------------------
                             Title:   Chief Executive Officer/President/Director
                                  ----------------------------------------------

                             By:  /s/ Thomas A. Lettero
                                  ----------------------------------------------
                             Name:    Thomas A. Lettero
                                  ----------------------------------------------
                             Title:   Secretary/Treasurer/CFO
                                  ----------------------------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
---------
  (a)  Exhibits

         10(1) Participation Agreement, dated as of May 28, 1999, among Stratosphere Gaming Corp., as Lessee, Stratosphere Corporation, as Guarantor, First Security Trust Company of Nevada, as Lessor and Trustee, The Persons Listed on Schedule II, as Lenders and Heller Financial Leasing, Inc., as Agent.

         10(2) Exhibit A to Participation Agreement Form of Lease Agreement, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Lessor, and Stratosphere Gaming Corp., as Lessee.

         10(3) Exhibit B to Participation Agreement Form of Loan Agreement, dated as of May 28, 1999, among First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Borrower, Heller Financial Leasing, Inc., as Agent, and The Persons Listed on
                  Schedule I, as Lenders.

         10(4) Exhibit C to Participation Agreement Form of Trust Agreement, dated as of May 28, 1999, between Stratosphere Gaming Corp., as Grantor, and First Security Trust Company of Nevada, as Trustee.

         10(5) Exhibit D to Participation Agreement Form of Security Agreement and Assignment of Lease, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity but solely as Trustee, and Heller Financial Leasing, Inc. as Agent

         10(6) Exhibit E to Participation Agreement Form of Guaranty, dated as of May 28, 1999, of Stratosphere Corporation in favor of The Beneficiaries Named Herein.

         10(7)    Exhibit G to Participation Agreement Landlord Waiver and
                  Consent

         10(8)    Exhibit H to Participation Agreement Form of Advance Request

         10(9)    Exhibit I to Participation Agreement Form of Bill of Sale

         10(10) Exhibit J to Participation Agreement Form of Certificate of Acceptance of Lessee

         10(11)   Exhibit K to Participation Agreement Form of Investor's Letter

         10(12) Exhibit M to Participation Agreement Form of Opinion of Counsel To Parent and Lessee

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended June 27, 1999.