Form 10-Q
period 1999-09-26
STRATOSPHERE CORP
filed 1999-11-09
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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


Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date: 2,030,000 as of November 5, 1999

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Part I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 26, 1999 (unaudited) and
December 27, 1998                                                                                         3

Condensed Consolidated Statements of Operations (unaudited) for the three months                          4
ended September 26, 1999 (Successor Company) and September 27, 1998
(Predecessor Company)

Condensed Consolidated Statements of Operations (unaudited) for the nine months                           5
ended September 26, 1999 (Successor Company) and September 27, 1998
(Predecessor Company)

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months                         6-7
ended September 26, 1999 (Successor Company) and September 27, 1998
(Predecessor Company)

Notes to Condensed Consolidated Financial Statements                                                   8-10

Item 2.  Management's Discussion and Analysis of Financial Condition and                              11-15
         Results of Operations

Part II. OTHER INFORMATION                                                                               16

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

                                                                                           SEPTEMBER 26,    DECEMBER 27,
                                                                                                1999            1998
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                                         (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                               $ 19,758        $ 12,624
       Cash and cash equivalents-restricted                                                       2,151           2,218
       Marketable securities                                                                      1,471               -
       Investments-restricted                                                                     1,778           3,291
       Accounts receivable, net                                                                   2,348           2,619
       Other current assets                                                                       5,274           5,427
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             32,780          26,179
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                     124,700         126,173
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                270             194
       Other receivable                                                                           3,000           3,000
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                3,270           3,194
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $ 160,750       $ 155,546
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                   $ 1,435         $ 1,407
       Current portion of long-term note payable                                                    118             148
       Current portion of capital lease obligations                                               2,667           8,979
       Accrued payroll and related expenses                                                       5,926           5,146
       Other accrued expenses                                                                    14,701          12,878
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        24,847          28,558
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Long-term note payable-less current portion                                                    -              94
       Capital lease obligations-less current portion                                             6,667               -
------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                       6,667              94
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                31,514          28,652
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares;
           no shares issued and outstanding                                                           -               -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                          20              20
       Additional paid-in-capital                                                               127,058         127,058
       Retained earnings (accumulated deficit)                                                    2,158            (184)
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      129,236         126,894
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                    $ 160,750       $ 155,546
========================================================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS                                                         STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------

                                                                                               SUCCESSOR       PREDECESSOR
                                                                                                COMPANY          COMPANY
THREE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998                                      1999             1998
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                      (Unaudited)      (Unaudited)

REVENUES:
        Casino                                                                                  $ 12,315      $    13,670
        Hotel                                                                                      5,756            5,783
        Food and beverage                                                                          7,914            7,930
        Tower, retail and other income                                                             7,271            7,964
--------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                    33,256           35,347
        Less:  Promotional allowances                                                              2,544            3,106
--------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                      30,712           32,241
--------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
        Casino                                                                                     7,474            7,505
        Hotel                                                                                      3,453            3,354
        Food and beverage                                                                          6,386            6,380
        Other operating expenses                                                                   3,010            3,764
        Depreciation and amortization                                                              2,001            1,961
        Selling, general and administrative                                                        8,235            9,330
--------------------------------------------------------------------------------------------------------------------------
                                               Total Costs and Expenses                           30,559           32,294
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                                        153              (53)
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                              222                -
        Interest expense                                                                            (216)            (380)
        Loss on sale of assets                                                                        (3)               -
--------------------------------------------------------------------------------------------------------------------------
                                               Total Other Income (Expense), net                       3             (380)
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                           156             (433)
--------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                                  -            4,296

INCOME BEFORE INCOME TAXES                                                                           156            3,863
--------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                            55                -
Extraordinary Gain on Prepetition Debt Discharge                                                       -          153,437
--------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                      $    101      $   157,300
==========================================================================================================================

BASIC INCOME PER COMMON SHARE                                                                   $   0.05                *
==========================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                         2,030                *
==========================================================================================================================

* Earnings per share is not presented for the three months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS                                                              STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                  SUCCESSOR         PREDECESSOR
                                                                                                   COMPANY            COMPANY
NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998                                          1999               1998
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                         (Unaudited)        (Unaudited)

REVENUES:
        Casino                                                                                     $ 37,280           $ 42,387
        Hotel                                                                                        18,445             18,069
        Food and beverage                                                                            25,301             25,433
        Tower, retail and other income                                                               20,783             22,898
-------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                      101,809            108,787
        Less:  Promotional allowances                                                                 7,411              9,401
-------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                         94,398             99,386
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                       21,053             23,149
        Hotel                                                                                        10,499              9,368
        Food and beverage                                                                            19,320             19,023
        Other operating expenses                                                                      8,607             10,215
        Depreciation and amortization                                                                 6,283              5,993
        Selling, general and administrative                                                          24,837             26,054
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                       90,599             93,802
-------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                3,799              5,584
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                 531                  -
        Interest expense                                                                               (656)            (1,226)
        Loss on sale of assets                                                                          (71)               (42)
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Expense, net                                         (196)            (1,268)
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES                                                   3,603              4,316
-------------------------------------------------------------------------------------------------------------------------------

REORGANIZATION ITEMS:                                                                                     -               (754)

INCOME BEFORE INCOME TAXES                                                                            3,603              3,562
-------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                            1,261                  -
Extraordinary Gain on Prepetition Debt Discharge                                                          -            153,437
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                          $ 2,342          $ 156,999
===============================================================================================================================

BASIC INCOME PER COMMON SHARE                                                                       $  1.15                  *
===============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                            2,030                  *
===============================================================================================================================

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.


           See notes to condensed consolidated financial statements.
                                       5

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS                                                              STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------

                                                                                             SUCCESSOR         PREDECESSOR
                                                                                              COMPANY            COMPANY
NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998                                     1999               1998
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                              (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                             $ 2,342        $ 156,999
        Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                                     6,482            6,299
               Reorganization Items :
                    Professional Fees                                                                -            3,492
                    Management Retention Expense                                                     -              233
                    Vegas World Vacation Package Settlement                                          -            3,347
                    Interest Earned on Accumulated Cash During
                         Chapter 11 Proceedings                                                      -             (814)
               (Recoveries) provision for doubtful accounts                                       (113)             139
               Loss on sale or disposal of assets                                                   71               42
               Changes in operating assets and liabilities:
                    Accounts receivable                                                            383           (2,638)
                    Other current assets                                                           153           (1,061)
                    Accounts payable - trade                                                        28              410
                    Accrued payroll and related expenses                                           780            1,122
                    Other accrued expenses (post-petition)                                       1,823           11,223
                                                                                     -----------------------------------
        Net Cash Provided by Operating Activities Before Reorganization Items                   11,949          178,793
                                                                                     -----------------------------------
        Increases (decreases) to Cash Resulting from Reorganization Items:
               Prepetition claims payable pursuant to amended plan                                   -           (7,383)
               Increase in allowed claims                                                            -            3,708
               Adjust accounts to fair value                                                         -           (8,598)
               Extraordinary gain on prepetition debt discharge                                      -         (153,437)
               Professional fees paid                                                                -           (2,783)
               Management Retention Disbursements                                                    -             (836)
               Interest Earned on Accumulated Cash During
                    Chapter 11 Proceedings                                                           -              814
                                                                                     -----------------------------------
               Net Cash Used in Reorganization Items                                                 -         (168,515)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       11,949           10,278
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease (increase) in cash and cash equivalents-restricted                                 67           (6,912)
        Purchase of marketable securities                                                       (2,471)               -
        Proceeds from the sale of marketable securities                                          1,000                -
        Decrease (increase) in investments-restricted                                            1,513             (114)
        Capital expenditures                                                                    (5,432)          (1,062)
        Proceeds from sale of property and equipment                                               551              308
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (4,772)          (7,780)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term note payable                                                        (124)            (156)
        Final payments on capital lease obligations - original                                  (8,979)          (6,807)
        Payments on capital lease obligations - new                                               (666)               -
        Proceeds from capital lease obligations                                                 10,000                -
        Increase in deferred financing costs                                                      (274)              18
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                              (43)          (6,945)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                             7,134           (4,447)
Cash and cash equivalents - beginning of period                                                 12,624           20,326
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $ 19,758         $ 15,879
========================================================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------

                                                                                     SUCCESSOR    PREDECESSOR
                                                                                      COMPANY       COMPANY
NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998                             1999          1998
-------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      (Unaudited)   (Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest-net of capitalized interest                                          $    443    $      904
        Income taxes                                                                  $    300    $        -

Non-Cash Investing and Financing Activities:
        Increase (decrease) in land and building from
             reduction in notes receivable from stockholder                           $      -    $      350
        Cancellation of common stock from reorganization                              $      -    $     (584)
        Issuance of common stock to new shareholders                                  $      -    $       20
        Discharge of first mortgage notes                                             $      -    $ (203,000)
        Discharge of note payable - affiliate                                         $      -    $  (50,000)


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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no other Common Stock equivalents as of September 26, 1999.

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

(3)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at September 26, 1999, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(4)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of September 26, 1999. Since January 1999, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's, Inc. (an entity owned 100% by Mr. Icahn). The Company has recorded a $56,000 receivable that was reimbursed on October 1, 1999, for payroll and other expenses related to the services performed from June 27, 1999 to September 26, 1999. The $56,000 reimbursed by Arizona Charlie's, Inc. was net of certain printing expenses (approximately $4,000) that were paid on behalf of the Company by Arizona Charlie's, Inc.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the 1999 third quarter.

On October 4, 1999, American Real Estate Holdings Limited Partnership ("AREH") repurchased 985,286 shares from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP. Upon completion of the transaction, Mr. Icahn continues to control approximately 89.6% of the Company's Common Stock.

(6)      CONTINGENCIES

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. To date the record on appeal has been designated but a briefing schedule has not been set.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. On January 28, 1999, January 29, 1999 and March 5, 1999, the Bankruptcy Court held evidentiary hearings on the Assumption Motion. On June 18, 1999, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not cure such breaches. On June 28, 1999, the Company filed its notice of appeal. The Company's opening brief was filed on October 21, 1999. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset its damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. The Bankruptcy Court has not yet set a hearing date regarding this matter.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of November 5, 1999, the operations included 1,514 slot machines, 44 table games, 6 poker tables, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

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

RESULTS OF OPERATIONS

The following is a discussion of the comparison of operating results for the third quarter of 1999 (Successor Company) and 1998 (Predecessor Company) and the nine months ended September 26, 1999 (Successor Company) and September 27, 1998 (Predecessor Company). These comparisons are included in this Form 10-Q since operations have remained similar during the pre and post-reorganization periods and such comparison would not be misleading.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

REVENUES

Casino revenues of $12.3 million for the 1999 third quarter were $1.4 million (10%) less than the same period in 1998. Management attributes the decline to increased competition with the opening of four new mega resorts on the Las Vegas Strip. Competition is expected to continue to increase during the next twelve months with the opening of one additional mega resort. The casino product was enhanced with the additions of the new 5,000 square foot race and sports book, deli and lounge on August 4, 1999. Casino marketing efforts continue to be directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods. Casino revenues represented 37% and 39% of total gross revenues for the third quarters of 1999 and 1998, respectively.

Hotel occupancy was 93% during the 1999 third quarter as compared to 92% in 1998. The average rate per guestroom was $47 during the 1999 third quarter as compared to $48 in 1998. Hotel revenues averaged 17% and 16% of total gross revenues during the third quarter of 1999 and 1998, respectively. Management anticipates a slight increase in hotel occupancy during the fourth quarter as compared to the prior year. However, management does not expect hotel occupancy growth during the year 2000.

Tower, retail and other revenues of $7.3 million for the 1999 third quarter were approximately $.7 million (9%) less than the same period in 1998. Tower visitations (including the Top of The World dining) totaled 585,420 during the 1999 third quarter as compared to 617,276 for the same period in 1998. The decline in Tower visitation (5%) is attributed to the increase in new attractions on the Las Vegas Strip.

COSTS AND EXPENSES

Promotional allowances decreased from $3.1 million during the three months ended September 27, 1998, to $2.5 million for the same period in 1999. The 18% reduction in promotional allowances was the result of less direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Management anticipates that promotional allowances will increase in future periods with an increase in direct marketing efforts and special events offered to casino guests.

Other operating expenses decreased 20% from $3.8 million for the 1998 third quarter to $3.0 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations.

Selling, general and administrative expenses decreased 12% from $9.3 million for the 1998 third quarter to $8.2 million for 1999. The Company reduced its advertising and promotional expenses $.9 million during the 1999 third quarter. In addition, fixed expenses declined approximately $.3 million as a result of the termination of the Company's operating lease obligations. Professional fees (accounting and legal), which were unrelated to the Company's reorganization, incurred during the 1999 third quarter were $.2 million. Professional fees incurred during the 1998 third quarter were classified as Reorganization items.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.2 million for the 1999 third quarter. Interest income earned during the same period in 1998 of approximately $.3 million was classified as a Reorganization item.

Interest expense decreased 43% from $.4 million for the 1998 third quarter to $.2 million for 1999. The decrease was due to a reduction in interest associated with the Company's capital lease obligations. The Company financed a new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 8.0%.

The Company recorded income from Reorganization items totaling $4.3 million during the 1998 third quarter. Since the Effective Date, any unaccrued income or expense related to the reorganization will be classified as a selling, general and administrative expense. There were no such items incurred during the 1999 third quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

REVENUES

Casino revenues of $37.3 million for the nine months ended September 26, 1999, were $5.1 million (12%) less than the same period in 1998. Management attributes the decline in casino revenues to increased competition with the opening of four new mega resorts on the Las Vegas Strip (Bellagio, Mandalay Bay, Venetian and Paris). Additional competition is anticipated during the next twelve months with the opening of one additional mega resort on the Las Vegas Strip. The casino product was enhanced with the additions of the new 5,000 square foot race and sports book, deli and lounge on August 4, 1999. Casino marketing efforts continue to be directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods.

Tower, retail and other revenues of $20.8 million for the nine months ended September 26, 1999 was $2.1 million (9%) less than the same period in 1998. Tower visitation (including the Top of The World dining) totaled 1.7 million during the nine months ended September 26, 1999, as compared to 1.9 million for the same period in 1998. The decline in Tower visitation (11%) is due to the increase in new attractions on the Las Vegas Strip.

COSTS AND EXPENSES

Promotional allowances decreased from $9.4 million during the nine months ended September 27, 1998, to $7.4 million for the same period in 1999. The reduction in promotional allowances was the result of less direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Management anticipates that promotional allowances will increase during future periods with an increase in direct marketing efforts and special events offered to casino guests during low occupancy periods.

Casino operating costs declined approximately 9% from $23.1 million for the nine months ended September 27, 1998, to $21.1 million for the same period in 1999. The majority of the decline in casino operating expenses resulted from a $1.5 million reduction in the cost of providing complimentary room, food and beverage to casino guests. Management anticipates future increases in these costs resulting from the implementation of additional promotional events and direct mail programs.

Hotel operating costs increased 12% from $9.4 million for the nine months ended September 27, 1998, to $10.5 million for 1999. Approximately $.8 million of the increase is due to fewer room nights being provided to casino guests on a complimentary basis, the cost of which is charged to casino operations.

Other operating expenses decreased 16% from $10.2 million for the nine months ended September 27, 1998, to $8.6 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.5 million for the nine months ended September 26, 1999. Interest income earned during the same period in 1998 of approximately $.8 million was classified as a Reorganization item.

Interest expense decreased 46% from $1.2 million for the nine months ended September 27, 1998, to $.7 million for 1999. The decrease was due to a reduction in interest associated with the Company's capital lease obligations. The Company financed the new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 8.0%.

The Company recorded expense from Reorganization items totaling $.8 million during the nine months ended September 27, 1998. Since the Effective Date, any unaccrued professional fees related to the reorganization will be classified as a selling, general and administrative expense. There were no such items incurred during the nine months ended September 26, 1999.

The Company recorded a provision for income taxes of $1.3 million for the nine months ended September 26, 1999. In the event the Company is able to utilize any of its deferred tax assets in future periods, any such tax benefit will be reported as a direct addition to contributed capital.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

During the nine month period ended September 26, 1999, the Company generated $11.9 million in cash flows from operating activities. These funds, combined with a portion of unrestricted cash, were used to fund capital expenditures of $3.7 million, the final payments on the former capital and operating lease obligations of $10.0 million and $.7 million on the new capital lease obligation. The Company had unrestricted cash balances of $19.8 million as of September 26, 1999.

On May 28, 1999, the Company entered into the $10.0 million new capital lease obligation ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest is calculated based on the LIBO rate for each period plus 2.5%. The current rate of interest for the period ended September 26, 1999, was 8.0%. A $2.0 million balloon payment will be due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation.

As of September 26, 1999, the Company had approximately $1.8 million reserved for disputed claims related to the Restated Second Amended Plan. The $1.8 million of disputed claims is classified as other accrued liabilities on the accompanying September 26, 1999, Condensed Consolidated Balance Sheet. The remaining payments will be made from restricted cash and/or investment balances.

The Company has completed various enhancement projects, including a new race and sports book, deli and entertainment lounge with a combined estimated cost of approximately $3.7 million of which approximately $3.3 million has been spent as of September 26, 1999. In addition, the Company estimates that other capital expenditures will be approximately $4.0 million during the next twelve months. The Company anticipates funding the enhancements and other capital expenditures from operating activities or unrestricted cash balances, if needed.

YEAR 2000 READINESS

BACKGROUND

Many of the Company's software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 instead of the appropriate year 2000. If this situation were to occur, the potential exists for computer system failures.

RISK FACTORS

The Company does not utilize computers to directly generate revenues; however, computers do play a critical role in the reporting of operating results and supports the Company's internal control systems. Computer systems are also used as a tool by Company employees when servicing customers. For example, the property management system assists hotel employees in booking reservations and checking guests into the hotel. Although the Company is prepared to implement manual "back-up" procedures, extended failure of the property management system would result in increased labor costs and diminished customer service levels. The Company utilizes similar computer systems in its food and beverage and Tower operations in which any extended computer system failure would have a similar impact.

The Company relies on its database as a tool to generate hotel occupancy and promote casino events. Failure of the database computer systems would create inefficiency in performing these tasks resulting in increased labor costs. Many of the Company's guests participate in a computerized casino players club in which they receive points based on their play. The points can be converted to complimentary products and services as well as cash. Failure of the players club computer system could have a substantial negative impact on Company casino revenues.

The Company's electrical, heating and ventilation, fire safety systems and elevators are dependent on computer software systems. Each of these systems is critical to the Company's ability to operate.

Many of the Company's guests utilize airline transportation and reservation services to coordinate travel plans. Any computer system failures within these organizations would have a negative impact on Company revenues.

The Company depends on outside vendors for all computers, software and software upgrades. The Company is solely dependent on the ability of its vendors to perform the upgrades timely and accurately.

STRATEGY AND COST

The Company's hardware configuration, casino operating system, hotel property management and financial accounting system upgrades have been completed. These upgrades, combined with other operating systems that are already Year 2000 compliant, represent completion of the Company's most critical systems. The Company plans to be fully Year 2000 compliant with all remaining internal systems by November 30, 1999. The Company is also prepared to implement alternative operating procedures in all departments in the event of a computer system failure.

Management currently estimates that the combined upgrades and purchases of new systems may total approximately $2.6 million. Approximately $2.2 million has been spent as of November 5, 1999. In addition, the Company's ability to complete the remaining software upgrades timely is dependent on the performance of its software vendors.

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

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. To date the record on appeal has been designated but a briefing schedule has not been set.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. On January 28, 1999, January 29, 1999 and March 5, 1999, the Bankruptcy Court held evidentiary hearings on the Assumption Motion. On June 18, 1999, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not cure such breaches. On June 28, 1999, the Company filed its notice of appeal. The Company's opening brief was filed on October 21, 1999. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset its damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. The Bankruptcy Court has not yet set a hearing date regarding this matter.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended September 26, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                     STRATOSPHERE CORPORATION

Date:  November 9, 1999                     By:  /s/ Daniel A. Cassella
                                                 ----------------------------------------------
                                            Name:    Daniel A. Cassella
                                                 ----------------------------------------------
                                            Title:   Chief Executive Officer/President/Director
                                                 ----------------------------------------------

                                            By:  /s/ Thomas A. Lettero
                                                 ----------------------------------------------
                                            Name:   Thomas A. Lettero
                                                 ----------------------------------------------
                                            Title:  Secretary/Treasurer/CFO
                                                 ----------------------------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
-------

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended September 26, 1999.