Form 10-K
period 1999-12-26
STRATOSPHERE CORP
filed 2000-03-24
CIK 897743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999,
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM          TO
                          COMMISSION FILE NO. 1-12030

                            STRATOSPHERE CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

                   DELAWARE                                      88-029318
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        2000 LAS VEGAS BOULEVARD SOUTH                             89104
              LAS VEGAS, NEVADA                                  (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (702) 382-4446

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
   Common Stock, par value $0.01 per share

                            ------------------------
 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2000, 2,030,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the over the counter bulletin board on March 13, 2000, was $4,263,000. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and American Real Estate Partners, L.P.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

OVERVIEW

     The Company owns and operates the Stratosphere Tower, Casino & Hotel ("Stratosphere") which is centered around the Stratosphere Tower (the "Tower"), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is visible from all directions, including to visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated "Big Shot" collectively (the "Thrill Rides").

     The Company operates, among other things, the Tower, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,563 slot machines, 43 table games, 4 poker tables, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center of approximately 46 shops and a 650 seat Broadway Showroom, a 120-seat entertainment lounge and parking for approximately 4,000 cars (collectively, "Phase I"). Stratosphere opened for business on April 29, 1996.

     On January 27, 1997 ("Petition Date"), Stratosphere Corporation and its wholly-owned subsidiary Stratosphere Gaming Corp. ("SGC" and collectively with Stratosphere Corporation, the "Debtors") filed voluntary petitions for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. As of that date, the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of Stratosphere Corporation and SGC. Stratosphere Corporation and SGC were acting as debtors-in-possession on behalf of their respective bankrupt estates, and were authorized as such to operate their business subject to Bankruptcy Court supervision. On June 9, 1998, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Restated Second Amended Plan of Reorganization filed by the Debtors (the "Restated Second Amended Plan"). On October 14, 1998, the Restated Second Amended Plan became effective. All material conditions precedent to the Restated Second Amended Plan becoming binding were satisfied on or before September 27, 1998. Accordingly, the Company has reflected the effect of the Restate Second Amended Plan as of September 27, 1998.

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million).

The only significant remaining claim dispute is the rejection claim filed by Strato-Retail. A hearing date has not yet been scheduled regarding this matter (see Item 3. Legal Proceedings).

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

     The Pod's third and fourth levels contain conference and meeting rooms that are rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine feature a 220-seat cocktail lounge and indoor and outdoor observation decks. The indoor observation deck contains two gift shops, free-standing vending featuring souvenirs and food products designed to capitalize on the unique nature of the Tower and seven virtual reality games.

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

THE CASINO AREA

     Stratosphere's casino contains approximately 97,000 square feet of gaming space, with approximately 1,563 slot machines, 43 table games, 4 poker tables, a new race and sports book and keno lounge. The new race and sports book, deli and entertainment lounge and bar have been constructed and opened August 15, 1999. These new facilities have been designed for convenient access to the casino.

     Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join a frequent players club, which awards benefits including cash and complimentary room, food and beverage based upon the customer's level of play.

RETAIL AND ENTERTAINMENT CENTER

     The Retail Center is located on the second floor of the Base Building, currently occupies approximately 160,000 square feet, of which 57,000 square feet remains undeveloped. The retail area offers various "fast food" restaurants and shops. Adjacent to the retail mall is the 650 seat show room that currently offers afternoon and evening shows, which are designed to appeal to the wide spectrum of value minded visitors who come to Las Vegas. An escalator has been constructed from the showroom to the casino to make exiting the showroom more convenient. The new escalator became operational December 31, 1999.

HOTEL, FOOD AND BEVERAGE

     The Hotel currently has 1,444 rooms and suites. The Hotel has five themed restaurants, The Top of The World located in the Pod, the 434-seat "Stratosphere Buffet," a 200-seat "Montana's Steak House," "Roxy's 50's Diner," and "Tower of Pasta," a restaurant serving Italian cuisine. The Company plans on adding an additional restaurant offering Asian cuisine during the spring of 2000. In addition, a New York style deli has been constructed adjacent to the new race and sports book.

BUSINESS AND MARKETING STRATEGY

     The Company utilizes the unique characteristics of the Tower to attract visitors. Hotel rooms, entertainment and food and beverage products are priced to appeal to the value conscious, mid-market Las Vegas visitor. The Company offers extremely favorable gambling odds for its slots, table games and sports book products. Aggressive advertising and promotional campaigns are maintained to maximize hotel room occupancy, visitation to the Tower and retention of guests on property. The Company employs a direct mail program targeting customers in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

     The casino/hotel industry is highly competitive. The Las Vegas market includes many world class destination resorts, with numerous other tourist attractions. Major Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Venetian, Paris, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Luxor and the Rio. Each of these resorts compete with the Company in its ability to attract visitors to the Tower.

     The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station as each of these properties target the budget-minded, mid-market Las Vegas visitor. Management believes that its ability to expand its target market is limited due to the lack of recreational facilities (pool and spa), meeting and convention facilities. In addition, future visitation to the Tower could be negatively impacted as more visitors will have previously visited the Tower and do not intend to repeat the experience.

     On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy is from guests traveling from southern California. Any proliferation of gaming in southern California could have a material adverse effect on the Company's business. In addition, any imposed limitations on college sports betting could adversely impact future revenues of the Company.

EMPLOYEES

     The Company currently employs approximately 2,150 full and part-time associates, of which approximately 1,000 are covered by a collective bargaining agreement.

     On December 10, 1998, the Company and Culinary Workers and Bartenders Union reached an agreement that became effective on June 1, 1997. Pursuant to the agreement, future increases will range from 3% to 4% annually. The agreement expires on May 31, 2002.

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

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of SGC. SGC is licensed by the Nevada Gaming Authorities to conduct nonrestricted gaming operations and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company and SGC have obtained the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities in Nevada.

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million). The only significant remaining claim dispute is the rejection claim filed by Strato-Retail. A hearing date has not yet been scheduled regarding this matter (see Item 3. Legal Proceedings).

     NEED FOR ADDITIONAL FINANCING. Completion of the unfinished 1,000 bay hotel tower and other amenities including the new pool area and coffee shop (collectively "Phase II") remains on hold. Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately fourteen months and cost approximately $65.0 million. The Company is currently seeking funding for the completion of Phase II and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding for Phase II or, if available, will be on favorable terms to the Company. However, in order to begin the construction process the Company may seek bridge financing from entities controlled by Mr. Icahn at market rates. There is no assurance that bridge financing, if obtained will be able to be taken out by the Company and no prediction can now be made of the effect of failure to take out any bridge financing. The Company has engaged the services of an investment-banking firm to assist in evaluating the Company.

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

     COMPETITION. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Hotel and the Casino also competes with a large number of hotels and motels located in and near Las Vegas. The Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Many of the Company's competitors offer more products than the Company and have greater name recognition and may have greater resources. Lack of completion of Phase II may put the Company at a competitive disadvantage.

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

     The Company has also built a park, which was deeded to the City of Las Vegas. Additionally, as required by the Owner Participation Agreement, the Company acquired and has conveyed to the City a building known as the Stupak Center, which is used by the City as a community center. The Company previously donated $100,000 to the Redevelopment Agency pursuant to the Owner Participation Agreement to fund renovation of the Stupak Center as a multi-use facility, including a day care center.

     The Company entered into the Master Lease with Strato-Retail LLC pursuant to which Strato-Retail LLC was required to develop approximately 160,000 square feet of the second floor of the building in which the Tower is located into a retail and entertainment center. The Master Lease provided for base rent plus percentage rent. Strato-Retail LLC paid the Company approximately $9.9 million for the construction of the Phase I retail shell and, pursuant to the Master Lease was obligated to pay $7.9 million for the construction of the Phase II expansion of the retail shell. Strato-Retail failed to pay any portion of the Phase II expansion costs and construction of Phase II was halted prior to completion. The Company, as part of the Restated Second Amended Plan, sought to assume the Master Lease. Strato-Retail LLC opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. After evidentiary hearings, in June 1999, the Bankruptcy Court determined that the Company could not assume the Master Lease because of certain non-curable, prepetition date defaults under the Master Lease. As a result of the decision of the Bankruptcy Court, Strato-Retail LLC will not be required to reimburse the Company for the $7.9 million, and Strato-Retail LLC has asserted both a prepetition unsecured claim for breach of the Master Lease and a postpetition administrative claim for ongoing damages as a result of the breach of the Master Lease. The claims are subject to further proceedings before the Bankruptcy Court, but in the event the Bankruptcy Court sustains a prepetition unsecured claim for Strato-Retail LLC, such claim will be paid proportionately from the $6.0 million fund established for payment of prepetition claims. In the event the Bankruptcy Court approves a claim for postpetition rejection damages, any such damages will be limited to an offset against rentals accruing under the Master Lease as a result of the decision by Strato-Retail LLC not to terminate possession of the leased premises but to remain in possession of the leased premises. The Company has appealed the decision of the Bankruptcy Court denying the motion to assume (see Item 3. Legal Proceedings).

     During March 2000, the Company entered into negotiations with Strato-Retail for the purchase of the master lease property. The outcome of such negotiations can not be determined at this time nor can there be any assurance that the Company will be able to adequately fund the potential transaction.

ITEM 3. LEGAL PROCEEDINGS

     The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. sec. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter is currently being briefed, but a hearing date has not been set. To date the record on appeal has been designated but a briefing schedule has not been set.

     RAS Builders ("RAS") filed a Proof of Claim in the Bankruptcy Proceedings based on a previously recorded mechanic's lien in the amount of $72,524. The mechanic's lien was recorded against the real property owned by the Debtors after RAS Builders constructed certain tenant improvements for a subtenant located in the Phase I retail shopping center master leased to Strato-Retail LLC. The Company filed an adversary complaint in the Bankruptcy Proceedings against RAS Builders to avoid the lien, and further sought indemnification from the Company's tenant, Strato-Retail LLC in the event the Company is required to satisfy the RAS lien. Pursuant to a stipulation and order by the Bankruptcy Court, the claim was dismissed on July 27, 1999.

     The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in April 2000 at which time the Bankruptcy Court Judge will set a hearing date.

     On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Company appealed the Bankruptcy Court's ruling; the appeal was submitted for decision before the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals following an oral hearing on February 24, 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset its damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. The Bankruptcy Court has not yet set a hearing date regarding this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock ("Old Common Stock") commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. On June 24, 1994, the Old Common Stock commenced trading on the NASDAQ National Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under Bankruptcy Proceedings on January 27, 1997. The Old Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board. All trading of the Company's Old Common Stock ceased as of October 14, 1998, when such Old Common Stock was canceled pursuant to the Restated Second Amended Plan. On October 14, 1998, pursuant to the Restated Second Amended Plan, the Company issued 2,030,000 shares of New Common Stock ("New Common Stock"). There has been extremely limited trading volume of the New Common Stock since October 14, 1998. During 1999, prices as reported on the over the counter bulletin board, have ranged from $20 to $33.

     The Company has never paid any cash dividends with respect to the Old Common Stock or New Common Stock. The Company had 8 stockholders of record as of March 10, 2000 for New Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                      SUCCESSOR COMPANY                            PREDECESSOR COMPANY
                                 ----------------------------   ----------------------------------------------------------
                                    FISCAL      SEPTEMBER 28,   DECEMBER 29,       FISCAL         FISCAL
                                  YEAR ENDED    1998 THROUGH    1997 THROUGH     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                 DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
STATEMENT OF OPERATIONS DATA         1999           1998            1998            1997           1996           1995
----------------------------     ------------   -------------   -------------   ------------   ------------   ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (a)...............    $123,227        $30,586        $ 99,386        $137,516       $108,739       $    60
Costs and expenses.............     120,035         30,636          93,802         134,711        439,905(b)        947
                                   --------        -------        --------        --------       --------       -------
Income (loss) from
  operations...................       3,192            (50)          5,584           2,805       (331,166)         (887)
Other expense..................         972            134           2,022          22,120         17,677         3,776
                                   --------        -------        --------        --------       --------       -------
Income (loss) before
  extraordinary item...........       2,220           (184)          3,562         (19,315)      (348,843)       (4,663)
                                   --------        -------        --------        --------       --------       -------
Extraordinary item:
  Gain on pre-petition debt
    discharge..................          --             --         153,437(c)           --             --            --
                                   --------        -------        --------        --------       --------       -------
Net Income (loss)..............    $  2,220        $  (184)       $156,999        $(19,315)      $(348,843)     $(4,663)
                                   ========        =======        ========        ========       ========       =======
Basic income (loss) per
  common share:
  Before extraordinary item....    $   1.09        $ (0.09)              *        $  (0.33)      $  (6.00)      $ (0.12)
  Extraordinary item...........          --             --               *              --             --            --
Net income (loss) per share....    $   1.09        $ (0.09)              *        $  (0.33)      $  (6.00)      $ (0.12)
                                   ========        =======        ========        ========       ========       =======
Weighted average common shares
  outstanding..................       2,030          2,030               *          58,393         58,135        37,583
                                   ========        =======        ========        ========       ========       =======

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

                                              SUCCESSOR COMPANY                            PREDECESSOR COMPANY
                                 --------------------------------------------   ------------------------------------------
                                    FISCAL      SEPTEMBER 28,   DECEMBER 29,       FISCAL         FISCAL
                                  YEAR ENDED    1998 THROUGH    1997 THROUGH     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                 DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
BALANCE SHEET DATA                   1999           1998            1998            1997           1996           1995
------------------               ------------   -------------   -------------   ------------   ------------   ------------
(IN THOUSANDS)
Total Assets...................    $157,488       $155,546        $165,109        $155,976       $181,080(b)    $433,906
Long-term capital lease
  obligations..................       8,445          8,979          11,150              --(d)      19,540             --
Long-term debt.................          87            242             288             444(d)     253,000        203,000

---------------

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

OVERVIEW

     The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 9, 2000, the operations included approximately 1,563 slot machines, 43 table games, 4 poker tables, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.8 million). The only significant remaining claim dispute is the rejection claim filed by Strato-Retail (see Item 3. Legal Proceedings).

RESULTS OF OPERATIONS

     The following discussion regarding the operating results of the Company will be a comparison of fiscal years 1999 to 1998 and 1998 to 1997. The comparison of operating results for fiscal year 1998 and 1997 is performed by comparing the operating results for the 1998 combined pre and post-reorganization periods to the actual results of fiscal year 1997 since operations have remained similar and such comparison would not be misleading (in thousands).

                                                                         COMBINED
                                                      SUCCESSOR          POST AND         PREDECESSOR
                                                       COMPANY      PRE-REORGANIZATION      COMPANY
                                                     ------------   -------------------   ------------
                                                     FISCAL YEAR        FISCAL YEAR       FISCAL YEAR
                                                        ENDED              ENDED             ENDED
                                                     DECEMBER 26,      DECEMBER 27,       DECEMBER 28,
                                                         1999              1998               1997
                                                     ------------   -------------------   ------------
                                                                        (UNAUDITED)
REVENUES:
  Casino..........................................     $ 48,491          $ 55,534           $ 62,981
  Hotel...........................................       24,640            23,998             24,007
  Food and beverage...............................       33,230            33,760             33,143
  Tower, retail and other income..................       26,893            29,296             30,340
                                                       --------          --------           --------
GROSS REVENUES....................................      133,254           142,588            150,471
  Less: Promotional allowances....................       10,027            12,616             12,955
                                                       --------          --------           --------
NET REVENUES......................................      123,227           129,972            137,516
                                                       --------          --------           --------
COSTS AND EXPENSES:
  Casino..........................................       28,088            30,506             32,625
  Hotel...........................................       13,844            12,255             13,898
  Food and beverage...............................       25,880            25,527             28,101
  Other operating expenses........................       11,382            13,300             13,475
  Depreciation and amortization...................        8,337             8,108              7,843
  Selling, general and administrative.............       32,504            34,742             38,769
                                                       --------          --------           --------
     Total Costs and Expenses.....................      120,035           124,438            134,711
                                                       ========          ========           ========
INCOME FROM OPERATIONS............................        3,192             5,534              2,805
                                                       --------          --------           --------
OTHER INCOME (EXPENSE)
  Interest income.................................          741               203                 48
  Interest expense................................         (867)           (1,532)            (5,492)
  Gain (Loss) on sale of assets...................          (71)              (72)                14
                                                       --------          --------           --------
     Total Other Expense, net.....................         (197)           (1,401)            (5,430)
                                                       --------          --------           --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
  INCOME TAXES AND EXTRAORDINARY ITEM.............        2,995             4,133             (2,625)
REORGANIZATION ITEMS:.............................           --              (754)           (16,690)
                                                       --------          --------           --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM..............................        2,995             3,379            (19,315)
PROVISION (BENEFIT) FOR INCOME TAXES..............          775                --                 --
                                                       --------          --------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........        2,220             3,379            (19,315)
EXTRAORDINARY GAIN ON PREPETITION DEBT
  DISCHARGE.......................................           --           153,437                 --
                                                       --------          --------           --------
NET INCOME (LOSS).................................     $  2,220          $156,816           $(19,315)
                                                       ========          ========           ========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS 1999 AND 1998

REVENUES

     Casino revenues of $48.5 million for fiscal year 1999 were $7.0 million (13%) less than fiscal year 1998. Management attributes the continued decline in casino revenues to increased competition with the opening of four new mega resorts on the Las Vegas Strip (Bellagio, Mandalay Bay, Venetian and Paris), which resulted in a decline in overall visitation to the property. The casino product was enhanced with the addition of the new 5,000 square foot race and sports book, deli and entertainment lounge and bar on August 15, 1999. Casino marketing efforts have been directed toward the development of several new table games, slots and race and sports book promotions targeting value conscious casino customers. Promotional events and direct mail programs targeting casino guest visits during lower occupancy periods have been planned for fiscal year 2000.

     Tower, retail and other revenues of $26.9 million for fiscal year 1999 were $2.4 million (8%) less than the same period in 1998. Tower visitation (including the Top of The World dinning) totaled 2.2 million during fiscal year 1999, as compared to 2.4 million for the same period in 1998. The decline in Tower visitation (10%) is attributable to the increase in new attractions on the Las Vegas Strip. In addition, the Tower revenues and visitation was negatively impacted with the closure of the "High Roller" roller coaster for maintenance during April 1999.

COSTS AND EXPENSES

     Promotional allowances decreased from $12.6 million during fiscal year 1998 to $10.0 million for the same period in 1999. The reduction in promotional allowances was the result of less direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Management anticipates that promotional allowances will increase during fiscal year 2000 with the increase in direct marketing efforts and special events offered to casino guests during low occupancy periods.

     Casino operating costs declined approximately 8% from $30.5 million for the fiscal year 1998 to $28.1 million for the same period in 1999. The majority of the decline in casino operating expenses resulted from a $2.0 million reduction in the cost of providing complimentary room, food and beverage to casino guests and a $.4 million reduction in bad debt expense. Management anticipates future increases in complimentary costs resulting from the implementation of additional promotional events and direct mail programs.

     Hotel operating costs increased 13% from $12.3 million for fiscal year 1998 to $13.8 million for 1999. Approximately $1.2 million of the increase is due to fewer room nights being provided to casino guests on a complimentary basis, the cost of which is charged to casino operations.

     Other operating expenses decreased 14% from $13.3 million for fiscal year 1998 to $11.4 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations. These costs are anticipated to stabilize during fiscal year 2000.

     Selling, general and administrative expenses decreased 6% from $34.7 million for fiscal year 1998 to $32.5 million for 1999. The reduction was the result of the implementation of a lower cost advertising campaign and a reduction in other fixed expenses. These costs are expected to stabilize during fiscal year 2000.

OTHER FACTORS IMPACTING EARNINGS

     Interest income was approximately $.7 million for fiscal year 1999. Interest income earned during the same period in 1998 was approximately $1.0 million. $.8 million was classified as a Reorganization item.

     Interest expense decreased 43% from $1.5 million for fiscal year 1998 to $.9 million for 1999. The decrease was due to a reduction in interest associated with the Company's capital lease obligations. The Company refinanced its capital lease obligations in the amount of $10.0 million on May 28, 1999. The current rate of interest is 8.5%.

     The Company recorded expense from Reorganization items totaling $.8 million during fiscal year 1998. Since the Effective Date, any unaccrued professional fees related to the reorganization will be classified as a selling, general and administrative expense. There were no such items incurred during fiscal year 1999.

     The Company recorded a provision for income taxes of $.8 million for fiscal year 1999. In the event the Company is able to utilize any of its deferred tax assets in future periods, any such tax benefit will be reported as a direct addition to contributed capital.

     The Company recorded a $153.4 million extraordinary gain on the discharge of debt associated with the Company's emergence from Chapter 11 bankruptcy proceedings in fiscal year 1998. There were no extraordinary gains or losses recorded during fiscal year 1999.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS 1998 AND 1997

REVENUES

     Casino revenues of $55.5 million for fiscal year 1998 were $7.4 million (12%) less than the same period in 1997. Management attributes the decline to an increased number of casinos implementing similar favorable gaming odds promotions offered by the Company and a decline in Tower visitation. Casino revenues represented 39% and 42% of total gross revenues for the 1998 and 1997 fiscal years, respectively.

     Hotel revenues of $24.0 million for fiscal year 1998 were consistent with the same period in 1997. Hotel occupancy was 91% during 1998 as compared to 88% in 1997. The hotel occupancy mix shifted during 1998 to more rooms being occupied by casino customers on a complimentary basis. Casino complimentaries increased from 10% of total rooms occupied in 1997 to 15% in 1998. Casino occupancy has subsequently decreased to approximately 12% during fiscal year 1999. The average rate per guest room was $49.91 during 1998 as compared to $51.31 in 1997. Hotel revenues averaged 17% and 16% of total gross revenues during 1998 and 1997, respectively.

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

COST AND EXPENSES

     Casino operating costs declined approximately 7% from $32.6 million for fiscal year 1997 to $30.5 million for 1998. The majority of this expense reduction was due to reduced labor costs associated with reducing the table games offered from 53 to 37 during April 1998, which was partially offset with the opening of the 6 game poker room.

     Hotel operating costs declined approximately 12% from $13.9 million for fiscal year 1997 to $12.2 million for 1998. The reduction in hotel operating costs is due to more room nights being provided to casino customers on a complimentary basis in 1998, the cost of which is included in promotional allowances. A $.6 million reduction in labor costs also contributed significantly to the decline in hotel operating costs.

     Food and beverage operating costs declined approximately 9% from $28.1 million for fiscal year 1997 to $25.5 million for 1998. The majority of the expense reduction was the result of reduced labor costs and the implementation of several purchasing programs aimed at reducing the cost of sales.

     Selling, general and administrative expenses declined approximately 10% from $38.8 million for fiscal year 1997 to $34.7 million for 1998. The majority of cost savings during 1998 were realized through a $2.1 million reduction in labor expenses, $.8 million reduction in advertising expenses and $.4 million reduction in bad debt expense. In addition, the 1997 amounts included approximately $1.2 million of non-recurring charges related to tax audits, assessments and pre-petition restructuring costs.

OTHER FACTORS AFFECTING EARNINGS

     Interest expense was $1.5 million for fiscal year 1998 as compared to $5.5 million for 1997. The reduction in interest expense is due to the $2.4 million of interest related to the 14 1/4% First Mortgage Notes for the pre-petition period in 1997, $.5 million of interest related to the Grand Note and a $.9 million reduction in interest associated with the capital lease obligations. The Company ceased accruing interest on the Grand Note and the 14 1/4% First Mortgage Notes as of the Petition Date. Pursuant to the Restated Second Amended Plan, principal and interest payments associated with the capital lease obligations continued. The capital lease obligation was refinanced on May 28, 1999, as the Company entered into a new capital lease obligation of $10.0 million ("New Capital Lease Obligation"). The Grand Note and the 14 1/4% First Mortgage Notes were cancelled. Future period interest has been limited to the new capital lease obligation interest.

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

     The Company recorded a $153.4 million extraordinary gain on the discharge of debt associated with the Company's emergence from Chapter 11 bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On April 30, 1999, the Company made a final payment of approximately $6.9 million on its capital lease obligations.

     On May 28, 1999, the Company entered into the $10.0 million New Capital Lease Obligation in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest will be calculated based on the LIBO rate for each period plus 2.5%. The current rate of interest for the period ended December 26, 1999, was 8.5%. A $2.0 million balloon payment will be due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation.

SHAREHOLDERS' EQUITY

     On October 4, 1999, American Real Estate Holdings Limited Partnership ("AREH") repurchased 985,286 shares of the Company from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP. Upon completion of the transaction, Mr. Icahn continues to control approximately 89.6% of the Company's 2,030,000 Common Stock shares outstanding.

     The Company has not implemented a stock option plan and has not paid any dividends.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

     The Company had unrestricted cash balances of $16.4 million as of December 26, 1999. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

     The Company generated $13.0 million from operating activities for fiscal year 1999. The cash generated of $13.0 million and the $10.0 million of proceeds from the New Capital Lease Obligations were used to fund payments on the original capital lease obligations of $9.0 million, $6.6 million of capital expenditures and $1.6 million for payments on the New Capital Lease Obligations.

     Capital expenditures during 1999 included a casino enhancement program consisting of a new race and sports book, deli, entertainment lounge and bar and an escalator from the showroom to the casino. The total cost of these enhancements were approximately $3.8 million. The Company purchased casino-related equipment for $1.0 million at the conclusion of an operating lease obligation in April 1999.

     Management anticipates that recurring capital expenditures during fiscal year 2000 will be approximately $2.0 million and will be funded from operating activities.

     The Company has completed preliminary design plans and has obtained an estimate regarding the completion of Phase II, which includes 1,000 additional hotel rooms, a main casino coffee shop and new pool facilities. The estimated cost to complete Phase II is approximately $65.0 million and is expected to be constructed during a fourteen-month period. The Company is currently seeking funding for the completion of Phase II and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding for Phase II or, if available, will be on favorable terms to the Company. However, in order to begin the construction process the Company may seek bridge financing from entities controlled by Mr. Icahn at market rates. There is no assurance that bridge financing, if obtained will be able to be taken out by the Company and no prediction can now be made of the effect of failure to take out any bridge financing. The Company has engaged the services of an investment-banking firm to assist in evaluating the Company.

     During March 2000, the Company entered negotiations with Strato-Retail for the purchase of the master lease property. The outcome of such negotiations can not be determined at this time nor can there be any assurance that the Company will be able to adequately fund the potential transaction.

YEAR 2000

     The Company has completed an extensive program to ensure that our computer systems are Year 2000 compliant and have experienced no significant problems to date associated with the Year 2000 issue. Additionally, there are no claims pending or, to our knowledge, threatened against us arising out of the Year 2000 issue.

     Management currently estimates that the combined upgrades and purchases of new systems have totaled approximately $2.2 million.

OTHER

     On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy is from guests traveling from southern California. Any proliferation of gaming in southern California could have a material adverse effect on the Company's business. In addition, any imposed limitations on college sports betting could adversely impact future revenues of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................   21

Consolidated Balance Sheets at December 26, 1999
  and December 27, 1998.....................................   22

Consolidated Statements of Operations for fiscal year ended
  December 26, 1999 (Successor Company), for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and fiscal year ended December 28,
  1997 (Predecessor Company)................................   23

Consolidated Statements of Shareholders' Equity (Deficit)
  for the period from December 30, 1996 through September
  27, 1998 (Predecessor Company) and September 28, 1998
  through December 26, 1999 (Successor Company).............   24

Consolidated Statements of Cash Flows for fiscal year ended
  December 26, 1999 (Successor Company), for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and fiscal year ended December 28,
  1997 (Predecessor Company)................................   25

Notes to Consolidated Financial Statements..................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware corporation) and subsidiaries as of December 26, 1999 and December 27, 1998 (the "Successor Company" see Note 2), and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 26, 1999 and the three months ended December 27, 1998 (Successor Company) and the nine months ended September 27, 1998, and the year ended December 28, 1997 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 26, 1999 and December 27, 1998 (Successor Company), and the results of their operations and their cash flows for the year ended December 26, 1999 and the three months ended December 27, 1998 (Successor Company), and the nine months ended September 27, 1998, and the year ended December 28, 1997 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 11, 2000

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                    SUCCESSOR COMPANY
                                                               ---------------------------
                                                               DECEMBER 26,   DECEMBER 27,
                                                                   1999           1998
                                                               ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 16,422       $ 12,624
  Cash and cash equivalents-restricted......................        1,926          2,218
  Marketable securities.....................................        3,459             --
  Investments-restricted....................................        2,278          3,291
  Accounts receivable, net..................................        1,414          2,619
  Other current assets......................................        5,284          5,427
                                                                 --------       --------
Total Current Assets........................................       30,783         26,179
                                                                 --------       --------
Property and Equipment, Net.................................      123,461        126,173
                                                                 --------       --------
Other Assets:
  Deferred financing costs-net..............................          244            194
  Other receivable..........................................        3,000          3,000
                                                                 --------       --------
Total Other Assets..........................................        3,244          3,194
                                                                 --------       --------
TOTAL ASSETS................................................     $157,488       $155,546
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable-trade....................................     $  1,203       $  1,407
  Current portion of long-term note payable.................           87            148
  Current portion of capital lease obligations..............        2,667          8,979
  Accrued payroll and related expenses......................        5,212          5,146
  Income taxes payable......................................          400             --
  Other accrued expenses....................................       13,027         12,878
                                                                 --------       --------
Total Current Liabilities...................................       22,596         28,558
                                                                 --------       --------
Long-Term Liabilities:
  Long-term note payable-less current portion...............           --             94
  Capital lease obligations-less current portion............        5,778             --
                                                                 --------       --------
TOTAL LONG-TERM LIABILITIES.................................        5,778             94
                                                                 --------       --------
TOTAL LIABILITIES...........................................       28,374         28,652
                                                                 --------       --------

Commitments and Contingencies (Notes 15 and 16)

Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 3,000,000 and
     3,000,000 shares; no shares issued and outstanding at
     December 26, 1999 and December 27, 1998,
     respectively...........................................           --             --
  Common stock, $.01 par value; authorized 10,000,000
     shares;
     issued and outstanding 2,030,000.......................           20             20
  Additional paid-in-capital................................      127,058        127,058
  Retained earnings (accumulated deficit)...................        2,036           (184)
                                                                 --------       --------
Total Shareholders' Equity..................................      129,114        126,894
                                                                 --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $157,488       $155,546
                                                                 ========       ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                SUCCESSOR COMPANY               PREDECESSOR COMPANY
                                          -----------------------------    -----------------------------
                                          FISCAL YEAR     SEPTEMBER 28,    DECEMBER 29,     FISCAL YEAR
                                             ENDED        1998 THROUGH     1997 THROUGH        ENDED
                                          DECEMBER 26,    DECEMBER 27,     SEPTEMBER 27,    DECEMBER 28,
                                              1999            1998             1998             1997
                                          ------------    -------------    -------------    ------------
REVENUES:
  Casino..............................      $ 48,491         $13,147         $ 42,387         $ 62,981
  Hotel...............................        24,640           5,929           18,069           24,007
  Food and beverage...................        33,230           8,328           25,433           33,143
  Tower, retail and other income......        26,893           6,397           22,899           30,340
                                            --------         -------         --------         --------
GROSS REVENUES........................       133,254          33,801          108,788          150,471
  Less: Promotional allowances........        10,027           3,215            9,401           12,955
                                            --------         -------         --------         --------
NET REVENUES..........................       123,227          30,586           99,387          137,516
                                            --------         -------         --------         --------
COSTS AND EXPENSES:
  Casino..............................        28,088           7,357           23,149           32,625
  Hotel...............................        13,844           2,887            9,368           13,898
  Food and beverage...................        25,880           6,504           19,023           28,101
  Other operating expenses............        11,382           3,085           10,215           13,475
  Depreciation and amortization.......         8,337           2,116            5,993            7,843
  Pre-opening costs amortization......            --              --               --               --
  Impairment of long-lived assets.....            --              --               --               --
  Selling, general and
     administrative...................        32,504           8,687           26,055           38,769
                                            --------         -------         --------         --------
     Total Costs and Expenses.........       120,035          30,636           93,803          134,711
                                            --------         -------         --------         --------
INCOME (LOSS) FROM OPERATIONS.........         3,192             (50)           5,584            2,805
                                            --------         -------         --------         --------
OTHER INCOME (EXPENSE):
  Interest income.....................           741             203               --               48
  Interest expense....................          (867)           (307)          (1,226)          (5,492)
  Gain (Loss) on sale of assets.......           (71)            (30)             (42)              14
                                            --------         -------         --------         --------
     Total Other Expense, net.........          (197)           (134)          (1,268)          (5,430)
                                            --------         -------         --------         --------
INCOME (LOSS) BEFORE REORGANIZATION
  ITEMS, INCOME TAXES AND
  EXTRAORDINARY ITEM..................         2,995            (184)           4,316           (2,625)
REORGANIZATION ITEMS:.................            --              --             (754)         (16,690)
                                            --------         -------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM..................         2,995            (184)           3,562          (19,315)
PROVISION FOR INCOME TAXES............           775              --               --               --
                                            --------         -------         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM................................         2,220            (184)           3,562          (19,315)
                                            ========         =======         ========         ========
EXTRAORDINARY GAIN ON PREPETITION DEBT
  DISCHARGE...........................            --              --          153,437               --
                                            --------         -------         --------         --------
NET INCOME (LOSS).....................      $  2,220         $  (184)        $156,999         $(19,315)
                                            ========         =======         ========         ========
BASIC INCOME (LOSS) PER COMMON SHARE
  Before extraordinary item...........      $   1.09         $ (0.09)               *         $  (0.33)
  Extraordinary item..................            --              --                *               --
                                            --------         -------         --------         --------
  Net.................................      $   1.09         $ (0.09)               *         $  (0.33)
                                            ========         =======         ========         ========
Weighted Average Common Shares
  Outstanding.........................         2,030           2,030                *           58,393
                                            ========         =======         ========         ========

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                             RETAINED
                                                                              ADDITIONAL     EARNINGS          TOTAL
                                              COMMON   TREASURY   PREFERRED    PAID-IN     (ACCUMULATED    SHAREHOLDERS'
                                              STOCK     STOCK       STOCK      CAPITAL       DEFICIT)     EQUITY (DEFICIT)
                                              ------   --------   ---------   ----------   ------------   ----------------
Balances at December 29, 1996 (Predecessor
  Company)..................................   $584      $ --       $ --       $218,787     $(356,814)       $(137,443)
Net loss....................................     --        --         --             --       (19,315)         (19,315)
Vegas World acquisition (leasehold
  settlement) cost..........................     --        --         --           (240)           --             (240)
Unrealized holding loss on investment.......     --        --         --             (1)           --               (1)
                                               ----      ----       ----       --------     ---------        ---------
Balances at December 28, 1997 (Predecessor
  Company)..................................    584        --         --        218,546      (376,129)        (156,999)
Purchase of treasury stock resulting from
  Vegas World Vacation Package settlement...     --       (30)        --             30            --               --
                                               ----      ----       ----       --------     ---------        ---------
Balances at September 27, 1998 (Predecessor
  Company)..................................   $584      $(30)      $ --       $218,576     $(376,129)       $(156,999)
                                               ====      ====       ====       ========     =========        =========
Balances at September 27, 1998 (Predecessor
  Company)..................................   $584      $(30)      $ --       $218,576     $(376,129)       $(156,999)
Cancellation of old common stock pursuant to
  the plan of reorganization................   (584)       30         --            554            --               --
Issuance of new common stock pursuant to the
  plan of reorganization....................     20        --         --             --            --               20
Elimination of accumulated deficit pursuant
  to the plan of reorganization.............     --        --         --       (219,130)      219,130               --
Additional paid-in-capital pursuant to the
  plan of reorganization....................     --        --         --        127,058            --          127,058
Net income..................................     --        --         --             --       156,999          156,999
                                               ----      ----       ----       --------     ---------        ---------
Balances at September 27, 1998 (Successor
  Company)..................................     20        --         --        127,058            --          127,078
Net loss....................................     --        --         --             --          (184)            (184)
                                               ----      ----       ----       --------     ---------        ---------
Balances at December 27, 1998 (Successor
  Company)..................................     20        --         --        127,058          (184)         126,894
Net income..................................     --        --         --             --         2,220            2,220
                                               ----      ----       ----       --------     ---------        ---------
Balances at December 26, 1999 (Successor
  Company)..................................   $ 20      $ --       $ --       $127,058     $   2,036        $ 129,114
                                               ====      ====       ====       ========     =========        =========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   SUCCESSOR COMPANY             PREDECESSOR COMPANY
                                                              ----------------------------   ----------------------------
                                                              FISCAL YEAR    SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR
                                                                 ENDED       1998 THROUGH    1997 THROUGH       ENDED
                                                              DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,
                                                                  1999           1998            1998            1997
                                                              ------------   -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................    $ 2,220         $  (184)       $ 156,999       $(19,315)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization............................      8,559           2,216            6,299          8,405
   Extraordinary gain on prepetition debt discharge.........         --              --         (153,437)            --
   Reorganization Items :
     Write-off of debt issuance costs.......................         --              --               --         11,210
     Professional Fees......................................         --              --            3,492          5,500
     Management Retention Expense...........................         --              --              233            820
     Vegas World Vacation Package Settlement................         --              --            3,347             --
     Adjust accounts to fair value..........................         --              --           (8,598)            --
     Increase in allowed claims.............................         --              --            3,708             --
     Interest Earned on Accumulated Cash During Chapter 11
       Proceedings..........................................         --              --             (814)          (840)
   Provision (recoveries) for doubtful accounts.............       (240)             24              139            272
   Impairment of long-lived assets..........................         --              --               --             --
   Loss (gain) on sale or disposal of assets................         71              30               42            (14)
   Changes in operating assets and liabilities:
     Accounts and other receivable..........................      1,444             136           (2,638)         1,992
     Other current assets...................................        142           1,388           (1,061)           374
     Accounts payable-trade (pre-petition)..................         --              --               --           (903)
     Accounts payable-trade (post-petition).................       (204)           (127)             410          1,124
     Accrued expenses (pre-petition)........................         --              --               --         (7,716)
     Accrued expenses (post-petition).......................      1,033          (1,865)          12,363          8,341
                                                                -------         -------        ---------       --------
 Net Cash Provided by Operating Activities Before
   Reorganization Items.....................................     13,025           1,618           20,484          9,251
                                                                -------         -------        ---------       --------
 Increases (decreases) to Cash Resulting from Reorganization
   Items:
     Pre-petition claims payable pursuant to amended plan...         --              --           (7,383)            --
     Professional fees paid.................................         --              --           (2,783)        (2,680)
     Management Retention Disbursements.....................         --              --             (836)           217
     Interest Earned on Accumulated Cash During Chapter 11
       Proceedings..........................................         --              --              814            840
                                                                -------         -------        ---------       --------
   Net Cash Used in Reorganization Items....................         --              --          (10,188)        (1,623)
                                                                -------         -------        ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     13,025           1,618           10,296          7,628
                                                                -------         -------        ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in cash and cash
   equivalents-restricted...................................        292           5,165           (6,912)          (473)
 Purchase of marketable securities..........................     (4,459)             --               --             --
 Proceeds from the sale of marketable securities............      1,000              --               --             --
 Decrease (increase) in investments-restricted..............      1,013             (38)            (114)          (461)
 Change in securities available for sale....................         --              --               --          2,001
 Payments for property and equipment........................     (6,596)         (2,658)          (1,062)        (1,404)
 Change in construction payables............................         --              --               --           (544)
 Increase in related party receivable and other.............         --              --               --           (169)
 Cash proceeds from sale of property and equipment..........        551              40              308          1,586
                                                                -------         -------        ---------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     (8,199)          2,509           (7,780)           536
                                                                -------         -------        ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments to creditors pursuant to plan of reorganization...        (67)         (5,165)              --             --
 Debt issuance and deferred financing costs.................         --              --               --             (6)
 Payments on long-term debt.................................       (155)            (46)            (156)          (429)
 Final payments on capital lease obligations -- original....     (8,979)         (2,171)          (6,807)       (10,267)
 Payments on capital lease obligations -- new...............     (1,556)             --               --             --
 Proceeds from capital lease obligations....................     10,000              --               --             --
 Increase in affiliate payable..............................         --              --               --            545
 Increase in deferred financing costs.......................       (272)             --               --             --
 Vegas World acquisition (leasehold settlement) costs.......         --              --               --           (240)
                                                                -------         -------        ---------       --------
NET CASH USED IN FINANCING ACTIVITIES.......................     (1,029)         (7,382)          (6,963)       (10,397)
                                                                -------         -------        ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      3,797          (3,255)          (4,447)        (2,233)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     12,624          15,879           20,326         22,559
                                                                -------         -------        ---------       --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................    $16,422         $12,624        $  15,879       $ 20,326
                                                                =======         =======        =========       ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   SUCCESSOR COMPANY             PREDECESSOR COMPANY
                                                              ----------------------------   ----------------------------
                                                              FISCAL YEAR    SEPTEMBER 28,   DECEMBER 29,    FISCAL YEAR
                                                                 ENDED       1998 THROUGH    1997 THROUGH       ENDED
                                                              DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,
                                                                  1999           1998            1998            1997
                                                              ------------   -------------   -------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest -- net of capitalized interest....................    $   750         $   240        $   1,005       $  2,098
 Income taxes...............................................    $   400         $    --        $      --       $     --
Non-Cash Investing and Financing Activities:
 Decrease in land and building from donation of Bob Stupak
   Center...................................................    $  (350)        $    --        $      --       $     --
 Increase in land and building from reduction in notes
   receivable from stockholder..............................    $    --         $    --        $     350       $     --
 Cancellation of old common stock pursuant to the plan of
   reorganization...........................................    $    --         $    --        $    (584)      $     --
 Issuance of new common stock pursuant to the plan of
   reorganization...........................................    $    --         $    --        $      20       $     --
 Discharge of first mortgage notes..........................    $    --         $    --        $(203,000)      $     --
 Discharge of note payable -- affiliate.....................    $    --         $    --        $ (50,000)      $     --
 Purchase of equipment through capital lease................    $    --         $    --        $      --       $    444
 Preferential distribution to stockholder...................    $    --         $    --        $      --       $   (240)

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

BASIS OF PRESENTATION

     The Company has implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998, in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statement of Operations and Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

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

                                                SUCCESSOR COMPANY               PREDECESSOR COMPANY
                                          -----------------------------    -----------------------------
                                          FISCAL YEAR     SEPTEMBER 28,    DECEMBER 29,     FISCAL YEAR
                                             ENDED        1998 THROUGH     1997 THROUGH        ENDED
                                          DECEMBER 26,    DECEMBER 27,     SEPTEMBER 27,    DECEMBER 28,
                                              1999            1998             1998             1997
                                          ------------    -------------    -------------    ------------
Food and Beverage.....................       $4,075          $1,011           $3,316           $4,795
Rooms.................................        1,456             465            1,276            1,220
Other.................................           85              20              155              358
                                             ------          ------           ------           ------
                                             $5,616          $1,496           $4,747           $6,373
                                             ======          ======           ======           ======

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and investments purchased with an original maturity of 90 days or less. Cash and cash equivalents restricted as of December 26, 1999 consist primarily of funds reserved for final settlement of unsecured claims pursuant to the Restated Second Amended Plan.

INVESTMENTS RESTRICTED

     Investments restricted at December 26, 1999 and December 27, 1998, consists primarily of funds pledged for unpaid sports book tickets and workers' compensation benefits, respectively.

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

     The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. There was no capitalized interest during fiscal years 1997, 1998 and 1999.

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

DEBT ISSUANCE COSTS

     Deferred debt issuance costs represent direct costs and expenses of $15,205,738 that were incurred in connection with the Company's offering of $203,000,000 14 1/4% First Mortgage Notes. Prior to the Petition Date such amount was amortized using the effective interest method or a method which approximates the effective interest method. On the Petition Date the Company expensed unamortized deferred debt issuance costs. The Consolidated Statement of Operations for fiscal year ended December 28, 1997, included $11.2 million of debt issuance costs write-offs classified as "Reorganization Items." There was no amortization of debt issuance cost for the three months ended December 27, 1998, nine months ended September 27, 1998 and twelve months ended December 26, 1999.

SALES, ADVERTISING AND PROMOTION

     Sales, advertising and promotion costs are expensed as incurred and totaled $6,438,065, $1,823,198, $5,826,080 and $8,126,094 for the twelve months ended
December 26, 1999, three months ended December 27, 1998, nine months ended September 27, 1998 and the twelve months ended December 28, 1997, respectively.

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

EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan 2,030,000 New Common Stock shares were issued on the Effective Date. There were no other Common Stock equivalents as of December 26, 1999.

RECLASSIFICATIONS

     Certain reclassifications, having no effect on net losses, have been made to the prior years consolidated financial statements to conform with the current fiscal year presentation.

FISCAL YEAR-END

     The Company has adopted a 52- or 53-week accounting period. The Company's fiscal year is the 52 weeks ending on the last Sunday in December. The fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 all comprised 52-week years.

(2) RESTRUCTURING

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In

Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million). The only significant remaining claim dispute is the rejection claim filed by Strato-Retail.

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

     In preparing the Appraisal Report, standard appraisal techniques were used in conformity with the guidelines of the Uniform Standards of Appraisal Practice as promulgated by the Appraisal Foundation. The Appraisal Report utilizes two of the typical appraisal approaches to value; the "Income Approach" and the "Sales Comparison Approach." The "Cost Approach" was omitted from the Appraisal Report because it was viewed that, in this instance, it did not provide a reliable indication of value. The ultimate valuation conclusions contained in the Appraisal Report were based primarily on the Income Approach, with only limited weight given to the Sales Comparison Approach. The value estimate included in the Appraisal Report was relied upon by management in determining the reorganization value and relates solely to the assets that are directly relevant to the operation of the Resort (exclusive of the working capital account balances) and does not include, or relate to, "peripheral" or "extraneous" assets owned by the Company. The primary examples of such assets are the parcels of land (which total approximately 5 acres) located on and near Las Vegas Boulevard South, directly across the street from the Resort (collectively, the "Sulinda Parcels"). Accordingly, management has separately analyzed the assets that are not covered by the Appraisal Report and have estimated the value thereof for the purpose of determining the reorganization value of the emerging entity ($45.1 million). Underlying management's estimate of reorganization value are a number of assumptions (including those contained in the Appraisal Report) that, although considered reasonable by manage-ment, are inherently subject to significant economic and competitive uncertainties beyond the control of management, and are based upon business decisions which could be subject to change.

     The discharge of debt and "fresh start reporting" have been reflected in the accompanying September 27, 1998, consolidated financial statements. The Company's post-reorganization consolidated balance sheet as of September 27, 1998 reflects the adoption of "fresh start reporting" and becomes the opening balance sheet for "reorganized" Stratosphere Corporation. The effect on the consolidated balance sheet as of September 27, 1998, is reflected in the following table (in thousands):

                                                     ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                                    --------------------------------------------------
                                                     PREDECESSOR                           SUCCESSOR
                                                       COMPANY        DEBT      FRESH       COMPANY
                                                    BALANCE SHEET   DISCHARGE   START    BALANCE SHEET
                                                    -------------   ---------   ------   -------------
Assets
Current Assets:
  Cash & cash equivalents.........................    $ 26,516      $      --   $   --     $ 26,516
  Accounts Receivable, net........................       2,779             --       --        2,779
  Other current assets............................       6,814             --       --        6,814
                                                      --------      ---------   ------     --------
Total Current Assets..............................      36,109             --       --       36,109
                                                      --------      ---------   ------     --------
Property & Equipment, Net.........................     117,102             --    8,598      125,700
                                                      --------      ---------   ------     --------
Other Assets (includes Other Receivables).........         300          3,000       --        3,300
                                                      --------      ---------   ------     --------
Total Assets......................................    $153,511      $   3,000   $8,598     $165,109
                                                      ========      =========   ======     ========
Liabilities & Shareholders' Equity (Deficit)
Current Liabilities:
  Accounts payable-trade..........................    $  1,534      $      --   $   --     $  1,534
  Current installments of long-term debt..........         148             --       --          148
  Current installments of capital lease...........          --          8,979       --        8,979
  Accrued interest................................          --            163       --          163
  Accrued payroll & related.......................       6,958             --       --        6,958
  Other accrued expenses..........................      10,554          7,383       --       17,937
                                                      --------      ---------   ------     --------
Total Current Liabilities.........................      19,194         16,525       --       35,719
                                                      --------      ---------   ------     --------
Long-Term Liabilities:
  Long-term note payable-less current.............         141             --       --          141
  Capital lease obligations-less current..........          --          2,171       --        2,171
                                                      --------      ---------   ------     --------
Total Long-Term Liabilities.......................         141          2,171       --        2,312
                                                      --------      ---------   ------     --------
Liabilities Subject to Compromise:
  Accounts payable-trade..........................         348           (348)      --           --
  Accrued payroll & related exp...................          58            (58)      --           --
  Affiliate payable...............................       4,708         (4,708)      --           --
  Other accrued expenses..........................       5,688         (5,688)      --           --
  Capital lease obligations.......................      11,313        (11,313)      --           --
  14 1/4% First Mortgage Notes....................     224,096       (224,096)      --           --
  Note payable to affiliate.......................      50,000        (50,000)      --           --
                                                      --------      ---------   ------     --------
Total Liabilities Subject to Compromise...........     296,211       (296,211)      --           --
                                                      --------      ---------   ------     --------
Total Liabilities.................................     315,546       (277,515)      --       38,031
                                                      ========      =========   ======     ========

                                                    ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                                  -----------------------------------------------------
                                                   PREDECESSOR                              SUCCESSOR
                                                     COMPANY        DEBT        FRESH        COMPANY
                                                  BALANCE SHEET   DISCHARGE     START     BALANCE SHEET
                                                  -------------   ---------   ---------   -------------
Shareholders' Equity (Deficit):
  Common Stock -- old...........................          584         (584)          --           --
  Common Stock -- new (2,030,000 shares)........           --           20           --           20
  Treasury Stock................................          (30)          30           --           --
  Additional Paid in Capital....................      218,576      127,612     (219,130)     127,058
  Accumulated earnings (deficit)................     (381,165)     153,437      227,728           --
                                                    ---------     --------    ---------     --------
Total Shareholders' Equity (Deficit)............     (162,035)     280,515        8,598      127,078
                                                    ---------     --------    ---------     --------
Total Liabilities & Shareholders' Equity
  (Deficit).....................................    $ 153,511     $  3,000    $   8,598     $165,109
                                                    =========     ========    =========     ========

     The following proforma consolidated statements of operations reflect the results of operations as if the reorganization had been effective December 29, 1997 (the beginning of the 1998 fiscal year, in thousands):

                                                        CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                                                       ------------------------------------------------
                                                         FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998
                                                       ------------------------------------------------
                                                        AS REPORTED        ADJUSTMENTS        PROFORMA
                                                       -------------      -------------      ----------
Net Revenues.........................................     $129,972          $      --         $129,972
Costs and Expenses:
  Other expenses.....................................       68,400                 --           68,400
  Depreciation and amortization......................        8,108                228(1)         8,336
  Selling, general and administrative................       47,930                 --           47,930
                                                          --------          ---------         --------
Total costs and expenses.............................      124,438                228          124,666
                                                          --------          ---------         --------
Income From Operations...............................        5,534               (228)           5,306
                                                          --------          ---------         --------
Other income (expense):
  Interest expense...................................       (1,532)                --           (1,532)
  Other income (expense).............................          131                 --              131
                                                          --------          ---------         --------
Total other expense, net.............................       (1,401)                --           (1,401)
                                                          --------          ---------         --------
Reorganization Items.................................         (754)               754(2)            --
Income (Loss) Before Income Taxes and
  Extraordinary Item.................................        3,379                526            3,905
                                                          --------          ---------         --------
Provision (Benefit) for Income Taxes.................           --                 --               --
Extraordinary gain on discharge of Pre-petition
  liabilities........................................      153,437           (153,437)(3)           --
Net Income (Loss)....................................     $156,816          $(152,911)        $  3,905
                                                          ========          =========         ========
Basic Income (Loss) per Common Share (2,030,000 new
  common shares).....................................           --                 --         $   1.92
                                                          ========          =========         ========

---------------

(1) Estimated depreciation effect of adjustments to asset fair values for the fiscal year ended December 27, 1998.

(2) Elimination of effect of reorganization items.

(3) Elimination of the gain on pre-petition debt discharge.

(3) REORGANIZATION ITEMS

     Reorganization Items consisted of the following for the nine month period ended September 27, 1998 and fiscal year ended December 28, 1997 (in thousands):

                                                                     PREDECESSOR COMPANY
                                                                -----------------------------
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

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 26, 1999 and December 27, 1998 (in thousands):

                                                                     SUCCESSOR COMPANY
                                                                ----------------------------
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    ------------
Hotel and related...........................................       $  712          $1,004
Gaming......................................................          317             874
Other.......................................................          602           1,197
                                                                   ------          ------
                                                                    1,631           3,075
Less allowance for doubtful accounts........................         (217)           (456)
                                                                   ------          ------
                                                                   $1,414          $2,619
                                                                   ======          ======

(5) OTHER CURRENT ASSETS

     Other current assets consists of the following as of December 26, 1999 and December 27, 1998 (in thousands):

                                                                     SUCCESSOR COMPANY
                                                                ----------------------------
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    ------------
Inventory...................................................       $2,938          $2,868
Prepaid expenses............................................        2,346           2,559
                                                                   ------          ------
                                                                   $5,284          $5,427
                                                                   ======          ======

(6) PROPERTY AND EQUIPMENT -- NET

     Property and equipment consist of the following as of December 26, 1999 and December 27, 1998 (in thousands):

                                                                     SUCCESSOR COMPANY
                                                                ----------------------------
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    ------------
Land and improvement, including land held for development...      $ 21,510        $ 21,811
Building and improvements...................................        69,037          66,374
Furniture, fixtures and equipment...........................        25,699          23,840
Construction in progress....................................        17,442          16,259
                                                                  --------        --------
                                                                   133,688         128,284
Less accumulated deprecation and amortization...............       (10,227)         (2,111)
                                                                  --------        --------
                                                                  $123,461        $126,173
                                                                  ========        ========

     Included in property and equipment at December 26, 1999 and December 27, 1998, are assets recorded under capital leases of $17.2 million and $30.7 million, respectively. Accumulated depreciation and amortization at December 26, 1999 and December 27, 1998, includes amounts recorded for capital leases of $2,594,131 and $948,051, respectively.

     The Company has completed preliminary design plans and has obtained an estimate regarding the completion of Phase II, which includes 1,000 additional hotel rooms, a main casino coffee shop and new pool facilities. The estimated cost to complete Phase II is approximately $65.0 million and is expected to be constructed during a fourteen-month period. The Company is currently seeking funding for the completion of Phase II and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding for Phase II or, if available, will be on favorable terms to the Company. However, in order to begin the construction process the Company may seek bridge financing from entities controlled by Mr. Icahn at market rates. There is no assurance that bridge financing, if obtained will be able to be taken out by the Company and no prediction can now be made of the effect of failure to take out any bridge financing. The Company has engaged the services of an investment-banking firm to assist in evaluating the Company.

(7) OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following as of December 26, 1999 and December 27, 1998 (in thousands):

                                                                     SUCCESSOR COMPANY
                                                                ----------------------------
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    ------------
Vacation packages...........................................      $ 2,973         $ 3,201
Accrued liabilities.........................................        3,220           2,780
Accrued restructuring costs.................................        1,244           2,448
Cash reserved for unpaid bankruptcy claims..................        1,926           2,218
Accrued taxes (other than federal income tax)...............          727             507
Accrued/unclaimed sports tickets/prizes.....................        1,465              --
Other.......................................................        1,472           1,724
                                                                  -------         -------
                                                                  $13,027         $12,878
                                                                  =======         =======

(8) LONG TERM DEBT

     Long term debt consists of the following as of December 26, 1999 and December 27, 1998 (in thousands):

                                                                     SUCCESSOR COMPANY
                                                                ----------------------------
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    ------------
Other.......................................................        $ 87           $ 242
                                                                    ----           -----
                                                                      87             242
Less current portion........................................         (87)           (148)
                                                                    ----           -----
Long-term debt-less current portion.........................        $ --           $  94
                                                                    ====           =====

     The future aggregate annual maturities of non-affiliate long-term debt at December 26, 1999 are as follows (in thousands):

2000........................................................    $87
2001........................................................     --
2002........................................................     --
2003........................................................     --
2004........................................................     --
Thereafter..................................................     --
                                                                ---
Total.......................................................    $87
                                                                ===

(9) LEASES AND CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments, excluding contingent rentals, due under a non-cancelable capital lease for the five years subsequent to December 26, 1999, are as follows (in thousands):

2000........................................................    $ 3,291
2001........................................................      3,059
2002........................................................      3,206
2003........................................................         --
2004........................................................         --
Thereafter..................................................         --
                                                                -------
Total minimum lease payments................................    $ 9,556
Less: amounts representing interest at 8.50%................     (1,111)
                                                                -------
Present value of minimum capital lease payments.............      8,445
Less: current installment...................................     (2,667)
                                                                -------
Obligations under capital lease.............................    $ 5,778
                                                                =======

     Rent expense from the operating leases was $593,847, $310,171, $1,148,761 and $2,131,440 for the twelve months ended December 26, 1999, three months ended December 27, 1998, nine months ended September 27, 1998 and the twelve months ended December 28, 1997, respectively.

     The prime rate of interest was 8.50%, 7.75% and 8.50% at December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

(10) MINIMUM LEASE INCOME

     The Company has entered into a number of operating leases in relation to food and beverage and retail outlets. The future minimum lease income receivable under these leases for the five years subsequent to December 26, 1999, consisted of the following (in thousands):

2000........................................................    $ 1,000
2001........................................................      1,000
2002........................................................      1,000
2003........................................................      1,000
2004........................................................      1,000
Thereafter..................................................     11,333
                                                                -------
                                                                $16,333
                                                                =======

(11) SHAREHOLDERS' EQUITY

     Pursuant to the Restated Second Amended Plan becoming effective, all equity interests issued prior to October 14, 1998, were canceled including the Old Common Stock, options and warrants. New Common Stock of 2,030,000 shares, representing 100% of the Company's equity, was issued to the holders of the Company's 14 1/4% First Mortgage Notes (see Note 2).

     On October 4, 1999, American Real Estate Holdings Limited Partnership ("AREH") repurchased 985,286 shares from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners. L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP. Upon completion of the transaction, Mr. Icahn continues to control approximately 89.6% of the Company's Common Stock.

     The Company has not implemented a stock option plan.

(12) INCOME TAXES

     The income tax provision (benefit) attributable to income (losses) from operations for the fiscal year ended December 26, 1999, the three month period ended December 27, 1998, nine month period ended September 27, 1998 and the fiscal year ended December 28, 1997, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                                     SUCCESSOR COMPANY             PREDECESSOR COMPANY
                                                ----------------------------   ----------------------------
                                                               SEPTEMBER 28,   DECEMBER 29,
                                                FISCAL YEAR        1998            1997        FISCAL YEAR
                                                   ENDED          THROUGH         THROUGH         ENDED
                                                DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,
                                                    1999           1998            1998            1997
                                                ------------   -------------   -------------   ------------
Current provision.............................      $775           $ --           $ 1,351       $      --
Deferred (benefit)............................        --            (15)           (1,351)       (122,095)
Increase in deferred tax asset Valuation
  allowance...................................        --             15                --         122,095
                                                    ----           ----           -------       ---------
                                                    $775           $ --           $    --       $      --
                                                    ====           ====           =======       =========

DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 26, 1999 and December 27, 1998 (in thousands):

                                                                    SUCCESSOR COMPANY
                                                               ---------------------------
                                                               DECEMBER 26,   DECEMBER 27,
TEMPORARY DIFFERENCES                                              1999           1998
---------------------                                          ------------   ------------
Current:
  Allowance for doubtful accounts...........................     $ 1,177        $   160
  Progressive jackpots......................................         261            189
  Accrued vacation and employee related.....................         858            757
  Outstanding chip and token liability......................         (68)           (42)
  Other.....................................................        (899)          (903)
                                                                 -------        -------
                                                                   1,329            161
                                                                 -------        -------
Long-term:
  Pre-opening costs.........................................       2,500          3,995
  Allowance for doubtful accounts...........................          --             --
  Debt issuance costs.......................................         (10)            --
  Excess of tax over book basis of assets acquired in
     connection with Vegas World Asset Purchase.............          --             --
  Excess of tax over book basis of assets due primarily to
     write down of assets...................................      75,987         75,312
                                                                 -------        -------
                                                                  78,477         79,307
                                                                 -------        -------
Total Temporary Differences.................................     $79,806        $79,468
                                                                 -------        -------
  Net operating loss carryforward...........................       3,986             --
  Alternative minimum tax credit............................         727             --
                                                                 -------        -------
Total Carryforwards.........................................       4,713             --
                                                                 -------        -------
Total temporary differences and carryforwards...............      84,519         79,468
Valuation allowance.........................................     (84,519)       (79,468)
                                                                 -------        -------
Total deferred tax assets (liabilities).....................     $    --        $    --
                                                                 =======        =======

     The Company recorded a valuation allowance at December 26, 1999 and December 27, 1998, relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

     The provision (benefit) for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                                      SUCCESSOR COMPANY
                                                                -----------------------------
                                                                FISCAL YEAR     SEPTEMBER 28,
                                                                   ENDED        1998 THROUGH
                                                                DECEMBER 26,    DECEMBER 27,
                                                                    1999            1998
                                                                ------------    -------------
Federal statutory rate......................................         35%             (35)%
Permanent differences.......................................          2%              27%
Increase (decrease) in deferred tax asset valuation
  allowance.................................................        (11)%              8%
                                                                    ---              ---
                                                                     26%              --%
                                                                    ===              ===

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

SECTION 382 LIMITATION

     As of December 26, 1999, the Company has a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a "change in ownership" under Internal Revenue Code Section 382, the Company's ability to utilize depreciation and other tax attributes will be limited to approximately $6,400,000 per year for the five subsequent years. This limitation is applied to all built-in losses which exist on the "change of ownership" date, including all items giving rise to a deferred tax asset.

     For the year ended December 26, 1999, a portion of the Company's depreciation and other tax attributes in the amount of approximately $4.0 million that existed on the "change of ownership" date were limited under
Section 382. Pursuant to Section 382, the limited depreciation and other tax attributes are treated as a net operating loss, which the Company may utilize in subsequent years.

     The application of Section 382 also resulted in a reduction in the basis of the Company's assets for purposes of the Alternative Minimum Tax ("AMT"). As a result, the Company was subject to AMT for the year ended December 26, 1999 of approximately $.7 million. This AMT will be carried forward as a credit against any regular tax generated in future periods.

(13) RELATED PARTY TRANSACTIONS

     Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of December 26, 1999. Since January 1999, Mr. Daniel Cassella and Mr. Thomas A. Lettero (Chief Executive Officer and Chief Financial Officer) respectively, provided management services to Arizona Charlie's, Inc. (an entity owned 100% by Carl C. Icahn). The Company has recorded a $60,000 receivable that was reimbursed on January 19, 2000, for payroll and other expenses related to the services performed from September 27, 1999 to December 26, 1999.

     On January 1, 1999, the Company employed Albo Antenucci for construction management services at an annual salary of $75,000. Mr. Antenucci is the Executive Vice President of Bayswater Realty and Capital Corp., a company owned and controlled by Mr. Icahn. Mr. Antenucci received approximately $72,000 of compensation for the fiscal year ended December 26, 1999.

     Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.5 million during 1999.

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

(14) EMPLOYEE BENEFIT PLAN

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $4,293,974, $1,158,570, $3,254,482 and $4,894,922 for the twelve months ended
December 26, 1999, three months ended December 27, 1998, nine months ended September 27, 1998 and twelve months ended December 28, 1997, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $191,114, $55,818, $109,967 and $45,707 for the twelve months ended December 26, 1999, three months ended December 27, 1998, nine months ended September 27, 1998 and twelve months ended December 28, 1997, respectively.

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

(16) CONTINGENCIES

     The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. sec. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter is currently being briefed, but a hearing date has not been set. To date the record on appeal has been designated but a briefing schedule has not been set.

     RAS Builders ("RAS") filed a Proof of Claim in the Bankruptcy Proceedings based on a previously recorded mechanic's lien in the amount of $72,524. The mechanic's lien was recorded against the real property owned by the Debtors after RAS Builders constructed certain tenant improvements for a subtenant located in the Phase I retail shopping center master leased to Strato-Retail LLC. The Company filed an adversary complaint in the Bankruptcy Proceedings against RAS Builders to avoid the lien, and further sought indemnification from the Company's tenant, Strato-Retail LLC in the event the Company is required to satisfy the RAS lien. Pursuant to a stipulation and order by the Bankruptcy Court, the claim was dismissed on July 27, 1999.

     The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in April 2000 at which time the Bankruptcy Court Judge will set a hearing date.

     On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the

Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Company appealed the Bankruptcy Court's ruling; the appeal was submitted for decision before the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals following an oral hearing on February 24, 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset its damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. The Bankruptcy Court has not yet set a hearing date regarding this matter.

     In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 2000, the Company dismissed Arthur Andersen LLP as its independent accountants effective May 31, 2000. The Company engaged KPMG LLP as its new independent accountants as of March 1, 2000. The Form 8-K filed on March 1, 2000, by the Company regarding the change in accountants is incorporated by reference in this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the
Company:

NAME                                               AGE    POSITION
----                                               ---    --------
Carl C. Icahn...................................   64     Chairman of the Board
John P. Saldarelli..............................   58     Director
Robert J. Mitchell..............................   53     Director
Martin Hirsch...................................   45...  Director
Judge Jerome M. Becker..........................   64     Director
Daniel A. Cassella..............................   53     Chief Executive Officer
Thomas A. Lettero...............................   43     Executive Vice President, Chief Financial
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

     MARTIN HIRSCH has served as a Vice President of American Property Investors, Inc. since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. From 1985-1986, he was a Vice President of Hall Financial Group where he acquired and financed commercial and residential properties. Mr. Hirsch received his MBA from The Emory University Graduate School of Business. Mr. Hirsch has served as a Director of the Company since October 14, 1998.

     JUDGE JEROME M. BECKER serves as Chairman of the New York State Housing Finance Agency, the New York State Affordable Housing Corporation, the New York State Project Finance Agency and the New York State Municipal Bond Bank. Judge Becker also serves as Vice-Chairman of the State of New York Mortgage Agency. Judge Becker is a Director of the New York State Mortgage Loan Enforcement and Administration Corporation, Director of the New York State Housing Trust Fund Corporation and Member of the Homeless

Housing Assistance Corporation. He is also a Brigadier General in the New York Guard. Judge Becker has formerly served as a Family Court Judge of the State of New York and as an Acting Criminal Court Judge of the New York City Criminal Court. He also served as Special District Attorney of Kings County (Brooklyn), Chairman of the New York City Conditional Release Commission (Parole), Chairman of the New York City Youth Board, Commissioner of the New York City Human Rights Commission and Member of the New York City Board of Correction. Judge Becker is a member of the New York State Bar having been admitted in 1962 and since has become a member of the Washington DC, Colorado and Pennsylvania Bars. He is also admitted to various federal courts including the United States Supreme Court. Judge Becker has also practiced law privately having represented domestic and international real estate interests.

     DANIEL A. CASSELLA has been Chief Executive Officer of the Company since August 1998 and has been a Director of the Company since March of 1998. Mr. Cassella also served as President and Chief Executive Officer of Resorts International in Atlantic City, New Jersey, during 1997. From 1993 to 1997, Mr. Cassella worked as an Independent Gaming Consultant and Certified Public Accountant. From September 1992 until November 1993, he served as President and Chief Operating Officer of The Star's Desert Inn in Las Vegas, Nevada. Mr. Cassella also served as Executive Vice President of The Mirage Hotel and Casino, in Las Vegas, Nevada, from January 1989 to September 1992. Mr. Cassella was employed with Caesars Palace in Las Vegas, Nevada, in January 1980 as Treasurer/Controller until January 1989 when he was promoted to Chief Financial Officer and eventually served as Executive Vice President. On January 18, 2000, Mr. Cassella resigned as an officer and director to the Company.

     THOMAS A. LETTERO became Executive Vice President and Chief Financial Officer of the Company assuming Mr. Cassella's responsibilities, effective February 29, 2000. Mr. Lettero was Sr. Vice President Administration and Chief Financial Officer of the Company since December 1994. From March 1994 until December 1994, Mr. Lettero was the Vice President and Chief Financial Officer at Palace Casinos, Inc. ("Palace") in Las Vegas, Nevada. Palace filed for Chapter 11 Bankruptcy in December 1994. From February 1993 until March 1994, Mr. Lettero served as Vice President of Casino Marketing Administration of MGM Grand Hotel Casino in Las Vegas, Nevada. From March 1992 until February 1993, Mr. Lettero served as Executive Vice President and Chief Financial Officer of HP Casino Management L.P. ("HP") in Golden, Colorado, the owner and operator of three Bullwacker casinos in Central City and Blackhawk, Colorado. At HP, as a licensed operator, Mr. Lettero was responsible for opening the properties, all marketing efforts and daily operations. From September 1990 until March 1992, Mr. Lettero served as Chief Financial Officer of Main Street Station in Las Vegas, Nevada. Main Street Station filed for Chapter 11 Bankruptcy in December 1991, which was converted into a Chapter 7 liquidation in September 1992. From May 1989 until September 1990, Mr. Lettero served as Director of Operational Accounting of Mirage Hotel and Casino in Las Vegas, Nevada. Stratosphere Corporation and its wholly-owned subsidiary, Stratosphere Gaming Corp., filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997, and the effective date for its Restated Second Amended Plan of Reorganization was October 14, 1998. On March 7, 2000, Mr. Lettero resigned as an officer of the Company and its subsidiaries. Mr. Lettero agreed to continue his services for a period not longer than ninety days from March 7, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company and for each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                             ANNUAL COMPENSATION         AWARDS
                                                           ------------------------   ------------
                                                                                       SECURITIES
                                                                                       UNDERLYING
NAME AND PRINCIPAL POSITION                                YEAR   SALARY     BONUS     OPTIONS(#)
---------------------------                                ----   -------   -------   ------------
Daniel A. Cassella (a)...................................  1999   500,000        --          --
Chief Executive Officer                                    1998   158,582        --          --
                                                           1997        --        --          --

Andrew S. Blumen (b).....................................  1999    67,920        --(c)        --
General Counsel                                            1998   265,769   225,000          --
                                                           1997   225,000        --          --

Thomas A. Lettero (d)....................................  1999   302,553        --(c)        --
Executive Vice President/Chief Financial Officer,          1998   307,334   200,000          --
Treasurer and Secretary                                    1997   200,000        --          --

Thomas Willer............................................  1999   180,000        --(c)        --
Vice President Marketing                                   1998   180,000    83,125          --
                                                           1997   178,961    26,250          --

---------------

(a) Effective January 18, 2000, Mr. Cassella resigned as an officer and director to the Company.

(b) Effective July 2, 1999, Mr. Blumen resigned as general counsel to the
    Company.

(c) Represents amounts paid pursuant to Senior Executive Retention Agreements.

(d) On March 7, 2000, Mr. Lettero resigned as an officer of the Company and its subsidiaries. Mr. Lettero agreed to continue his services for a period not longer than ninety days from March 7, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company has not implemented a stock option plan as of March 23, 2000.

EMPLOYMENT AGREEMENTS, SEPARATION AGREEMENT AND SEVERANCE AGREEMENTS

     The Company and Mr. Lettero entered into an employment agreement effective as of May 15, 1998 (the "Lettero Agreement") continuing until June 9, 2000. The Lettero Agreement provides that Mr. Lettero will serve as Chief Financial Officer for the Company and be paid base annual compensation of $300,000. The Lettero Agreement further provides that if Mr. Lettero is terminated without "Cause" (as defined in the Lettero Agreement) or there is a "Change of Control" (as defined in the Lettero Agreement), then Mr. Lettero will receive an immediate severance payment of $200,000. The Lettero Agreement is terminable by Mr. Lettero at any time by providing the Company 90 days prior written notice. The Lettero Agreement also provides that if Mr. Lettero is not retained as Chief Financial Officer of the Company at the end of the term, then Mr. Lettero will receive an immediate severance payment of $75,000.

     On March 7, 2000, Mr. Lettero resigned as an officer of Stratosphere Corporation and subsidiaries. Mr. Lettero has agreed to continue his duties and responsibilities as Chief Financial Officer and assist in a succession plan for a period not longer than ninety days.

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

     On November 14, 1999, Jerome M. Becker was elected as the sole independent member to the Stratosphere Corporation Board of Directors. Mr. Becker was compensated $40,000 in advance for his services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Mr. Icahn and Mr. Cassella until January 18, 2000. Since that date, the Compensation Committee consisted of Mr. Mitchell and Mr. Icahn.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 13, 2000, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                                NUMBER OF
NAME                                                             SHARES      PERCENT
----                                                            ---------    -------
Carl C. Icahn...............................................    1,818,600(a)  89.6
John P. Saldarelli..........................................           --       --
Robert J. Mitchell..........................................           --       --
Martin Hirsch...............................................           --       --
Jerome M. Becker............................................           --       --
Thomas A. Lettero...........................................           --       --
All directors and executive officers (as a group four
  persons)..................................................    1,818,600     89.6

---------------

(a) Includes 985,286 shares held by American Real Estate Holdings Limited Partnership ("AREH") that were repurchased from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depository units of AREP.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 26, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

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

     The Company has entered into a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn). The Company received hotel revenues of $.5 million during fiscal year 1999 from Lowestfare.com.

     On January 1, 1999, the Company employed Albo Antenucci for construction management services at a base annual salary of $75,000. Mr. Antenucci is the Executive Vice President of Bayswater Realty and Capital Corp., a company owned and controlled by Mr. Icahn. Mr. Antenucci received approximately $72,000 of compensation for the fiscal year ended December 26, 1999.

     Since January 1999, Mr. Cassella and Mr. Lettero provided "over sight" management services to Arizona Charlie's, an entity owned and controlled by Carl
C. Icahn. The Company was reimbursed $240,000 for the cost of all such services provided.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

     Included in Part II:


Report of Independent Public Accountants....................     21

Consolidated Balance Sheets at December 26, 1999
  and December 27, 1998.....................................     22

Consolidated Statements of Operations for fiscal year ended
  December 26, 1999 (Successor Company), for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and fiscal year ended December 28,
  1997 (Predecessor Company)................................     23

Consolidated Statements of Shareholders' Equity (Deficit)
  for the period from December 30, 1996 through September
  27, 1998 (Predecessor Company) and September 28, 1998
  through December 26, 1999 (Successor Company).............     24

Consolidated Statements of Cash Flows for fiscal year ended
  December 26, 1999 (Successor Company), for the period
  September 28, 1998 through December 27, 1998 (Successor
  Company), December 29, 1997 through September 27, 1998
  (Predecessor Company) and fiscal year ended December 28,
  1997 (Predecessor Company)................................     25

Notes to Consolidated Financial Statements..................     27

(a)(2)  Supplemental Financial Statement Schedules

     All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)  Exhibits

EXHIBIT    DESCRIPTION OF DOCUMENT
-------    -----------------------
2(1)       Disclosure Statement to accompany the Company's Second
           Amended Plan of Reorganization.(d)
2(2)       The Company's Restated Second Amended Plan of
           Reorganization, dated February 26, 1998.(e)
3(1)       Certificate of Incorporation of the Company, as amended.(f)
3(2)       Bylaws of the Company, as amended and restated.(f)
3(3)       Articles of Incorporation of the Operating Subsidiary.(f)
3(4)       Bylaws of the Operating Subsidiary.(f)
10(1)      Owner Participation Agreement between the City of Las Vegas
           Downtown Redevelopment Agency and the Company.(b)
10(2)      Development and Lease Agreement, dated March 11, 1996 by and between Strato-Retail, LLC and the Company.(a)
10(3)      Participation Agreement, dated as of April 29, 1996 by and among Stratosphere Gaming Corp., First Security Trust
           Company of Nevada, The Persons Listed on Schedule II, Bank
           of Scotland, First Interstate Bank of Nevada, Societe
           Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing &
           Capital Corporation and the Company.(b)
10(4)      Lease Agreement, dated as of April 29, 1996 by and between
           First Security Trust Company of Nevada and Stratosphere
           Gaming Corp.(b)

EXHIBIT    DESCRIPTION OF DOCUMENT
-------    -----------------------
10(5)      Loan Agreement, dated as of April 29, 1996 by and among
           First Security Trust Company of Nevada, BA Leasing & Capital
           Corporation, Bank of Scotland, First Interstate Bank of
           Nevada, Societe Generale, Credit Lyonnais, Los Angeles
           Branch, and the Persons Listed on Schedule I.(b)
10(6)      Promissory Notes from the Borrower to the Various
           Lenders.(b)
10(7)      Trust Agreement, dated as of April 29, 1996 between
           Stratosphere Gaming Corp., as Grantor, and First Security
           Trust Company of Nevada, as Trustee.(b)
10(8)      Security Agreement and Assignment of Lease, dated as of
           April 29, 1996 between First Security Trust Company of
           Nevada and BA Leasing & Capital Corporation.(b)
10(9)      Guaranty, dated as of April 29, 1996 by the Company in favor of the Beneficiaries named therein.(b)
10(10)     Subordination Agreement, entered into as of April 29, 1996 by and among Stratosphere Gaming Corp., the Company, Grand
           Casinos, Inc., First Security Trust Company of Nevada, and
           BA Leasing & Capital Corporation.(b)
10(11)     Standstill and Amendment Agreement, dated as of October 30,
           1996 by and among Stratosphere Gaming Corp., First Security
           Trust Company of Nevada, Bank of Scotland, Wells Fargo Bank,
           National Association, Societe Generale, Credit Lyonnais, Los
           Angeles Branch, BA Leasing & Capital Corporation and the
           Company.(c)
10(12)     Senior Executive Retention Agreement, dated as of January
           23, 1998 by and between Thomas Lettero and the Company.(e)
10(13)     Senior Executive Retention Agreement, dated as of January
           23, 1998 by and between Andrew S. Blumen and the Company.(e)
10(14)     Executive Employment Agreement dated effective as of May 15,
           1998 by and between Thomas A. Lettero and Stratosphere
           Corporation and Stratosphere Gaming Corporation.(f)
10(15)     Participation Agreement, dated as of May 28, 1999, among
           Stratosphere Gaming Corp., as Lessee, Stratosphere
           Corporation, as Guarantor, First Security Trust Company of
           Nevada, as Lessor and Trustee, The Persons Listed on
           Schedule II, as Lenders and Heller Financial Leasing, Inc.,
           as Agent.(g)
10(16)     Exhibit A to Participation Agreement Form of Lease
           Agreement, dated as of May 28, 1999, between First Security
           Trust Company of Nevada, not in its individual capacity,
           except as expressly stated herein, but solely as Trustee, as
           Lessor, and Stratosphere Gaming Corp., as Lessee.(g)
10(17)     Exhibit B to Participation Agreement Form of Loan Agreement,
           dated as of May 28, 1999, among First Security Trust Company of Nevada, not in its individual capacity, except as
           expressly stated herein, but solely as Trustee, as Borrower,
           Heller Financial Leasing, Inc., as Agent, and The Persons
           Listed on Schedule I, as Lenders.(g)
10(18)     Exhibit C to Participation Agreement Form of Trust
           Agreement, dated as of May 28, 1999, between Stratosphere
           Gaming Corp., as Grantor, and First Security Trust Company
           of Nevada, as Trustee.(g)
10(19)     Exhibit D to Participation Agreement Form of Security
           Agreement and Assignment of Lease, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity but solely as Trustee, and Heller
           Financial Leasing, Inc. as Agent.(g)
10(20)     Exhibit E to Participation Agreement Form of Guaranty, dated as of May 28, 1999, of Stratosphere Corporation in favor of
           The Beneficiaries Named Herein.(g)
10(21)     Exhibit G to Participation Agreement Landlord Waiver and
           Consent.(g)
10(22)     Exhibit H to Participation Agreement Form of Advance
           Request.(g)
10(23)     Exhibit I to Participation Agreement Form of Bill of
           Sale.(g)
10(24)     Exhibit J to Participation Agreement Form of Certificate of
           Acceptance of Lessee.(g)
10(25)     Exhibit K to Participation Agreement Form of Investor's
           Letter.(g)
10(26)     Exhibit M to Participation Agreement Form of Opinion of
           Counsel To Parent and Lessee.(g)
21         Subsidiaries.(f)

EXHIBIT    DESCRIPTION OF DOCUMENT
-------    -----------------------
27         Financial Data Schedule

---------------

(a) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(b) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996.

(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

(f) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1999.

(h) Incorporated herein by reference to the Company's Form 8-K filed March 1, 2000.

  + Relates to Executive Compensation.

(b) Reports on Form 8-K.

     The Company filed no Reports on Form 8-K during the fiscal quarter ended December 26, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          STRATOSPHERE CORPORATION
                                          Registrant

                                          By:    /s/ THOMAS A. LETTERO
                                          --------------------------------------
                                          Name: Thomas A. Lettero
                                          Title: Chief Financial Officer
Date: March 23, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.

NAME                                                                  TITLE
----                                                                  -----
             /s/ CARL C. ICAHN                     Chairman of the Board
--------------------------------------------
               Carl C. Icahn

           /s/ JOHN P. SALDARELLI                  Director
--------------------------------------------
             John P. Saldarelli

           /s/ ROBERT J. MITCHELL                  Director
--------------------------------------------
             Robert J. Mitchell

             /s/ MARTIN HIRSCH                     Director
--------------------------------------------
               Martin Hirsch

            /s/ JEROME M. BECKER                   Director
--------------------------------------------
              Jerome M. Becker

           /s/ THOMAS A. LETTERO                   Chief Financial Officer, Treasurer and
--------------------------------------------       Secretary
             Thomas A. Lettero