Form 10-Q
period 2000-03-26
STRATOSPHERE CORP
filed 2000-05-10
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

                                       OR

[ ]      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                             -----    -----

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


                            YES  X       NO
                               ------       ------


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MARCH 13, 2000

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 26, 2000 (UNAUDITED) AND DECEMBER 26, 1999                 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH              4
26, 2000 AND MARCH 28, 1999

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS                          5
ENDED MARCH 26, 2000 AND MARCH 28, 1999

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                    6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                               9-11
         RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            12-13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             14-19

CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
========================================================================================================================

                                                                                          MARCH 26,      DECEMBER 26,
                                                                                             2000            1999
------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                           (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                              $  18,805       $  16,422
       Cash and cash equivalents-restricted                                                       1,926           1,926
       Marketable securities                                                                      3,459           3,459
       Investments-restricted                                                                     2,278           2,278
       Accounts receivable, net                                                                   2,407           1,414
       Other current assets                                                                       5,288           5,284
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             34,163          30,783
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                     121,894         123,461
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                215             244
       Other receivable                                                                           3,000           3,000
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                3,215           3,244
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $ 159,272       $ 157,488
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                 $   1,669       $   1,203
       Current portion of long-term debt                                                             51              87
       Current portion of capital lease obligations                                               2,667           2,667
       Accrued payroll and related expenses                                                       6,351           5,212
       Income taxes payable                                                                         846             400
       Other accrued expenses                                                                    11,624          13,027
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        23,208          22,596
------------------------------------------------------------------------------------------------------------------------
Capital lease obligation-less current portion                                                     5,333           5,778
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                28,541          28,374
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued.                -               -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                          20              20
       Additional paid-in-capital                                                               127,058         127,058
       Retained earnings                                                                          3,653           2,036
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      130,731         129,114
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 159,272       $ 157,488
========================================================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 26, 2000 AND MARCH 28, 1999                                                    2000               1999
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                                                      $ 14,161           $ 13,693
        Hotel                                                                                          6,619              6,576
        Food and beverage                                                                              9,097              9,160
        Tower, retail and other income                                                                 7,056              6,999
--------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                        36,933             36,428
        Less promotional allowances                                                                    2,929              2,513
--------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                          34,004             33,915
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                         7,750              7,034
        Hotel                                                                                          3,414              3,472
        Food and beverage                                                                              6,774              6,581
        Other operating expenses                                                                       3,178              2,754
        Depreciation and amortization                                                                  2,090              2,225
        Selling, general and administrative                                                            8,340              8,434
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                        31,546             30,500
--------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                 2,458              3,415
--------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                  226                141
        Interest expense                                                                                (206)              (244)
        Gain (loss) on sale of assets                                                                      9                (52)
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                   29               (155)
--------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                             2,487              3,260
--------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                               870              1,141
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                          $  1,617           $  2,119
================================================================================================================================

BASIC INCOME PER COMMON SHARE                                                                       $   0.80           $   1.04
================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                             2,030              2,030
================================================================================================================================



           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 26, 2000 AND MARCH 28, 1999                                        2000              1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

Cash Flows From Operating Activities:
        Net income                                                                             $  1,617         $  2,119
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                      2,114            2,325
               Provision for doubtful accounts                                                       38               13
               Loss (gain) on sale or disposal of assets                                             (9)              52
               Changes in operating assets and liabilities:
                    Accounts receivable                                                          (1,030)            (514)
                    Other current assets                                                             (4)             116
                    Accounts payable - trade                                                        466              351
                    Accrued expenses                                                                181              895
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         3,373            5,357
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Change in cash and cash equivalents-restricted                                                -               60
        Change in investments-restricted                                                              -              (26)
        Payments for property and equipment                                                        (530)            (365)
        Cash proceeds from sale of property and equipment                                            16              125
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (514)            (206)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term debt                                                                  (32)             (51)
        Payments on capital lease obligations                                                      (444)          (2,171)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                              (476)          (2,222)
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         2,383            2,929
Cash and cash equivalents - beginning of period                                                  16,422           12,624
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $ 18,805         $ 15,553
=========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                                   $   122          $   138
=========================================================================================================================



                  See notes to condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
================================================================================

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency and 2000 Las Vegas Boulevard Retail Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

PRINCIPLES OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1999 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the Company's net income.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no other Common Stock equivalents as of March 26, 2000.

(2)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at March 26, 2000, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(3)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of March 26, 2000. On March 24, 2000, American Real Estate Holdings Limited Partnership ("AREH") purchased 50,000 shares of the Company's common stock from NYBOR, an entity controlled by Mr. Icahn. Upon completion of the purchase, AREH effectively controls 51% of the Company. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

Since January 1999 Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities owned 100% by Mr. Icahn). The Company has recorded a $40,000 receivable that was reimbursed on April 20, 2000, from Arizona Charlie's, Inc. and a $20,000 receivable that was reimbursed on April 26, 2000, from Arizona Charlie's East for payroll and other expenses related to the services performed from December 27, 1999 to March 26, 2000.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.2 million during the first quarter, 2000.

(4)  CONTINGENCIES

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter has been briefed and a hearing is set for May 2000.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in May 2000 at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals is being considered. If appealed, the case probably would be briefed, argued and submitted for decision before December 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. It is anticipated that the adversary complaint will be set for trial after September 1, 2000.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the financial statements of the Company taken as a whole.

(5)  SUBSEQUENT EVENT

On April 25, 2000, Carl C. Icahn, the owner and controlling person, respectively, of Nybor and American Real Estate Holdings, L.P. (together, "Icahn Entities"), which collectively own 89.6% of the Company's outstanding common stock, submitted a written offer to the Company to have an entity formed by the Icahn Entities merge into the Company, pursuant to which merger the stockholders of the Company, other than the Icahn Entities, would receive cash for their shares of approximately $44.35 per share, based upon the offer's stated valuation of $90 million for the equity of the entire Company, and the Icahn Entities would thereafter be the Company's sole stockholders and together own 100% of the Company's common stock.

Upon receipt of the offer, the Company transmitted it to the members of the Board of Directors, including the independent director, to study the matter and make a determination of what action the Company should take with respect to the offer. In anticipation of the receipt of an offer from Mr. Icahn, Jerome Becker, as the independent director on the Board of Directors and with the authority of the Board of Directors, engaged independent counsel and engaged an investment banking firm to advise with respect to the range of valuation for the Company and its common stock.

On May 2, 2000, counsel to the special committee of the Board of Directors, consisting of the independent director, wrote to Mr. Icahn and indicated that Mr. Icahn's offer did not form a basis for a transaction in view of the disparity between the valuation of the Company using the offer price and the valuation range determined by the investment banker. However, counsel invited further discussion of the matter. The Company understands that a meeting of the special committee and its advisors together with representatives of Mr. Icahn has been scheduled and that possible further discussions may occur from time to time thereafter.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 26, 2000, the operations included 1,559 slot machines, 43 table games, 7 poker tables, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

RESULTS OF OPERATIONS

The following is a discussion of the comparison of operating results for the first quarter of 2000 and 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 26, 2000 AND MARCH 28, 1999

REVENUES

Casino revenues of $14.2 million for first quarter, 2000 were $.5 million (3%) greater than the same period in 1999. Revenues from table games decreased $.4 million (10%) in the first quarter, 2000 when compared with first quarter, 1999. Management attributes this decline to a 1.6% decrease in the table games hold percentage. Revenues from slots increased $.5 million (5%) in the first quarter, 2000 when compared with first quarter, 1999. Management attributes the increase to decreased disruption caused by construction of the new Race and Sports Book and escalator experienced during the first quarter of 1999. The Company's new Race and Sports Book, opened August 1999, contributed $.5 million to revenues in first quarter, 2000. Competition is expected to continue to increase during the next twelve months with the opening of one additional mega resort. Casino marketing efforts continue to be directed toward the development of several promotional events and direct mail programs targeting casino guest visits during lower occupancy periods. Casino revenues represented 38% of total gross revenues for the first quarters of 2000 and 1999.

Hotel occupancy was 93% during the first quarter, 2000 as compared to 87% in 1999. The average daily rate ("ADR") was $54 during the first quarter, 2000 as compared to $57 in 1999. This ADR decrease of 5% is attributed to an additional 10,000 rooms that became available on the Las Vegas Strip with the opening of four new mega resorts in 1999. Hotel revenues averaged 18% of total gross revenues during the first quarters of 2000 and 1999. With the addition of 2,500 newly constructed hotel rooms expected to open on the Las Vegas Strip in the third quarter, 2000 management does not expect any growth in hotel occupancy or ADR over the next twelve months.

Tower visitations (including the Top of The World dining) totaled 536,759 during the first quarter, 2000 as compared to 579,823 for the same period in 1999. The decline in Tower visitation (7%) is attributed to the increase in new attractions on the Las Vegas Strip. Tower, retail and other revenues represented 19% of total gross revenues for the first quarters of 2000 and 1999.

COSTS AND EXPENSES

Promotional allowances increased from $2.5 million during the three months ended March 26, 1999, to $2.9 million for the same period in 2000. The 17% increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Management anticipates that promotional allowances will increase in future periods with an increase in direct marketing efforts and special events offered to casino guests.

Casino operating costs increased 10% from $7.0 million for first quarter, 1999 to $7.8 million in the first quarter, 2000. Operating expenses of the new Race and Sports Book contributed $.4 million to the increase and $.2 million is attributed to an increase in complimentaries from additional promotional events and direct mail programs.

Other operating expenses increased 15% from $2.8 million for the 1999 first quarter to $3.2 million for first quarter, 2000. The majority of this increase is due to increased entertainer fees, $.1 million, and complimentary costs, $.3 million, associated with additional direct marketing coupons aimed at increasing showroom attendance.

Depreciation and amortization expenses have decreased from $2.2 million for first quarter, 1999 to $2.1 million for first quarter, 2000. Depreciation decreased $.2 million relating to the retirement in 1999 of certain computer and gaming equipment. This decrease was offset by an increase of $.1 million relating to the depreciation of building improvements and equipment related to the new Race and Sports Book completed in August 1999.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.2 million for the first quarter, 2000 as compared to $.1 million for the first quarter, 1999. The increase can be attributed to interest earned on marketable securities and increased cash balances from funds received for refinancing certain equipment under the new capital lease obligation.

Interest expense decreased 16% in first quarter, 2000 as compared to first quarter, 1999. The majority of the decrease can be attributed to reduced deferred financing amortization costs associated with the new capital lease obligation. The Company financed a new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

During the three month period ended March 26, 2000, the Company generated $3.4 million in cash flows from operating activities. These funds were used to fund capital expenditures of $.5 million and payments on the new capital lease obligation of $.4 million. The Company had unrestricted cash balances of $18.8 million as of March 26, 2000.

As of March 26, 2000, the Company had approximately $1.8 million reserved for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated reserve for unsecured disputed claims is classified as other accrued liabilities on the accompanying March 26, 2000, Condensed Consolidated Balance Sheet. Additional payments will be made from restricted cash and/or investment balances.

The Company has begun construction of the unfinished 1,000 bay hotel tower and other amenities including the new pool area and coffee shop (collectively "Phase II"). Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately fourteen months and cost approximately $65.0 million. The Company is currently seeking funding for the completion of Phase II and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding for Phase II or, if available, will be on favorable terms to the Company. However, in order to begin the construction process, the Company may seek bridge financing from entities controlled by Mr. Icahn at market rates. There is no assurance that bridge financing, if obtained, will be able to be taken out by the Company and no prediction can now be made of the effect of failure to take out any bridge financing.

YEAR 2000

The Company has completed an extensive program to ensure its computer systems are Year 2000 compliant and have experienced no significant problems to date associated with the Year 2000 issue. Additionally, to the best of management's knowledge, there are no claims pending or threatened against the Company arising from the Year 2000 issue.

OTHER

On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy are from guests traveling from southern California. Any proliferation of gaming in southern California could have a material adverse effect on the Company's business. In addition, any imposed limitations on college sports betting could adversely impact future revenues of the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter has been briefed and a hearing is set for May 2000.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in May 2000 at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals is being considered. If appealed, the case probably would be briefed, argued and submitted for decision before December 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. It is anticipated that the adversary complaint will be set for trial after September 1, 2000.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the financial statements of the Company taken as a whole.

ITEM 5.  OTHER INFORMATION

On April 25, 2000, Carl C. Icahn, the owner and controlling person, respectively, of Nybor and American Real Estate Holdings, L.P. (together, "Icahn Entities"), which collectively own 89.6% of the Company's outstanding common stock, submitted a written offer to the Company to have an entity formed by the Icahn Entities merge into the Company, pursuant to which merger the stockholders of the Company, other than the Icahn Entities, would receive cash for their shares of approximately $44.35 per share, based upon the offer's stated valuation of $90 million for the equity of the entire Company, and the Icahn Entities would thereafter be the Company's sole stockholders and together own 100% of the Company's common stock.

Upon receipt of the offer, the Company transmitted it to the members of the Board of Directors, including the independent director, to study the matter and make a determination of what action the Company should take with respect to the offer. In anticipation of the receipt of an offer from Mr. Icahn, Jerome Becker, as the independent director on the Board of Directors and with the authority of the Board of Directors, engaged independent counsel and engaged an investment banking firm to advise with respect to the range of valuation for the Company and its common stock.

On May 2, 2000, counsel to the special committee of the Board of Directors, consisting of the independent director, wrote to Mr. Icahn and indicated that Mr. Icahn's offer did not form a basis for a transaction in view of the disparity between the valuation of the Company using the offer price and the valuation range determined by the investment banker. However, counsel invited further discussion of the matter. The Company understands that a meeting of the special committee and its advisors together with representatives of Mr. Icahn has been scheduled and that possible further discussions may occur from time to time thereafter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule
         99.1     Carl C. Icahn Written Offer
         99.2     News Release Announcing Carl Icahn's Written Offer

(b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the fiscal quarter ended March 26, 2000.

                 Date Filed                          Items Listed
                -------------                        ------------
                March 1, 2000                             4

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   STRATOSPHERE CORPORATION

Date:  May 10, 2000                By: /s/ William F. Bischoff
                                      --------------------------------------
                                   Name:   William F. Bischoff
                                        ------------------------------------
                                   Title:  Secretary/Treasurer/CFO
                                         -----------------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
  No.

(a)      Exhibits

         27       Financial Data Schedule
         99.1     Carl C. Icahn Written Offer
         99.2     News Release Announcing Carl Icahn's Written Offer


(b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the fiscal quarter ended March 26, 2000.

                  Date Filed                         Items Listed
                -------------                        ------------
                March 1, 2000                             4