Form 10-Q
period 2000-06-25
STRATOSPHERE CORP
filed 2000-08-08
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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

                                 YES X NO
                                         ----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                    YES X NO
                                            ----
INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MARCH 13, 2000

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 25, 2000 (UNAUDITED) AND DECEMBER 26, 1999                  3

CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  (UNAUDITED)  FOR THE THREE MONTHS ENDED JUNE           4
25, 2000 AND JUNE 27, 1999

CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 25,           5
2000 AND JUNE 27, 1999

CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED                    6
JUNE 25, 2000 AND JUNE 27, 1999

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                    7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                              10-14
         RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            15-16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K/A                                                           17-22



CONDENSED CONSOLIDATED
BALANCE SHEETS                         STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                        JUNE 25,    DECEMBER 26,
                                                          2000         1999
--------------------------------------------------------------------------------
(In thousands)                                        (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                       $ 15,527        $ 16,422
       Cash and cash equivalents-restricted               1,926           1,926
       Marketable securities                              4,459           3,459
       Investments-restricted                             2,278           2,278
       Accounts receivable, net                           3,023           1,414
       Other current assets                               4,778           5,284
--------------------------------------------------------------------------------
Total Current Assets                                     31,991          30,783
--------------------------------------------------------------------------------
Property and Equipment, Net                             123,061         123,461
--------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                        187             244
       Other receivable                                   3,000           3,000
--------------------------------------------------------------------------------
Total Other Assets                                        3,187           3,244
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 158,239       $ 157,488
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                           $ 1,039         $ 1,203
       Current portion of long-term debt                     14              87
       Current portion of capital lease obligations       2,667           2,667
       Accrued payroll and related expenses               5,521           5,212
       Income taxes payable                                 674             400
       Other accrued expenses                            11,760          13,027
--------------------------------------------------------------------------------
Total Current Liabilities                                21,675          22,596
--------------------------------------------------------------------------------
       Capital lease obligation-less current portion      4,667           5,778
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                        26,342          28,374
--------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized
       3,000,000 shares; no shares issued.                    -               -
       Common stock, $.01 par value; authorized
       10,000,000 shares;
           issued and outstanding 2,030,000                  20              20
       Additional paid-in-capital                       127,058         127,058
       Retained earnings                                  4,819           2,036
--------------------------------------------------------------------------------
Total Shareholders' Equity                              131,897         129,114
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 158,239       $ 157,488
================================================================================

           See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999       2000               1999
--------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                      $ 12,221           $ 11,272
        Hotel                                          6,535              6,113
        Food and beverage                              9,003              8,227
        Tower, retail and other income                 6,827              6,513
--------------------------------------------------------------------------------
Gross Revenues                                        34,586             32,125
        Less promotional allowances                    2,498              2,354
--------------------------------------------------------------------------------
NET REVENUES                                          32,088             29,771
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                         7,016              6,549
        Hotel                                          3,642              3,574
        Food and beverage                              6,699              6,353
        Other operating expenses                       3,143              2,776
        Depreciation and amortization                  2,124              2,057
        Selling, general and administrative            7,743              8,231
--------------------------------------------------------------------------------
                     Total Costs and Expenses         30,367             29,540
--------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                 1,721                231
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
        Interest income                                  261                168
        Interest expense                                (175)              (196)
        Loss on sale of assets                           (12)               (16)
--------------------------------------------------------------------------------
                   Total Other Income (Expense), net      74                (44)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             1,795                187
--------------------------------------------------------------------------------
Provision for Income Taxes                               629                 65
--------------------------------------------------------------------------------
NET INCOME                                          $  1,166           $    122
================================================================================
BASIC AND DILUTED INCOME PER COMMON SHARE           $   0.57           $   0.06
================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,030              2,030
================================================================================





           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999               2000        1999
--------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                             $ 26,382    $ 24,965
        Hotel                                                13,154      12,689
        Food and beverage                                    18,100      17,387
        Tower, retail and other income                       13,883      13,512
--------------------------------------------------------------------------------
Gross Revenues                                               71,519      68,553
        Less promotional allowances                           5,427       4,867
--------------------------------------------------------------------------------
NET REVENUES                                                 66,092      63,686
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
        Casino                                               14,766      13,584
        Hotel                                                 7,056       7,046
        Food and beverage                                    13,473      12,934
        Other operating expenses                              6,321       5,530
        Depreciation and amortization                         4,214       4,282
        Selling, general and administrative                  16,083      16,664
--------------------------------------------------------------------------------
                     Total Costs and Expenses                61,913      60,040
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                        4,179       3,646
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
        Interest income                                         487         309
        Interest expense                                       (381)       (440)
        Loss on sale of assets                                   (3)        (68)
--------------------------------------------------------------------------------
                     Total Other Income (Expense), net          103        (199)
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    4,282       3,447
--------------------------------------------------------------------------------
Provision for Income Taxes                                    1,499       1,206
--------------------------------------------------------------------------------
NET INCOME                                                 $  2,783    $  2,241
================================================================================
BASIC AND DILUTED INCOME PER COMMON SHARE                  $   1.37    $   1.10
================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    2,030       2,030
================================================================================


           See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999                     2000              1999
------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                     $ 2,783          $ 2,241
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                             4,238            4,457
               Provision for doubtful accounts                              69             (115)
               Loss on sale or disposal of assets                            4               67
               Changes in operating assets and liabilities:
                    Accounts receivable                                 (1,677)             775
                    Other current assets                                   506             (395)
                    Accounts payable - trade                              (164)             404
                    Accrued expenses and income taxes payable             (684)            (235)
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                5,075            7,199
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Change in cash and cash equivalents-restricted                       -               67
        Change in investments-restricted                                     -            2,841
        Purchase of marketable securities                               (1,000)               -
        Payments for property and equipment                             (3,918)          (2,800)
        Cash proceeds from sale of property and equipment                  124              360
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (4,794)             468
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term debt                                         (65)             (89)
        Payments on capital lease obligations                           (1,111)          (9,201)
        Increase in deferred financing costs                                 -             (288)
        Proceeds from capital lease obligations                              -           10,000
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (1,176)             422
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (895)           8,089
Cash and cash equivalents - beginning of period                         16,422           12,624
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 15,527         $ 20,713
================================================================================================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
        Interest-net of capitalized interest                          $    293         $    255
        Income taxes                                                       800              200
================================================================================================






           See notes to condensed consolidated financial statements.
                                        6

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Development, LLC and 2000 Las Vegas Boulevard Retail Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no Common Stock equivalents as of June 25, 2000.

(2)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at June 25, 2000, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(3)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of June 25, 2000. On March 24, 2000, American Real Estate Holdings Limited Partnership ("AREH") purchased 50,000 shares of the Company's common stock from NYBOR, an entity controlled by Mr. Icahn. Upon completion of the purchase, AREH owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

From January 1999, until their resignations in April 2000, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities owned 100% by Mr. Icahn). Mr. Richard Brown, Executive Vice President of Marketing, Mr. Bobby Ray Harris, Senior Vice President of Operations and Mr. William Bischoff, Chief Financial Officer, have provided similar management services to Arizona Charlie's, Inc. and Arizona Charlie's East subsequent to the resignation of Mr. Cassella and Mr. Lettero in April 2000. The Company has recorded a $30,000 receivable that was reimbursed on June 26, 2000, from Arizona Charlie's, Inc. and a $30,000 receivable that was reimbursed on August 3, 2000, from Fresca, LLC ("Arizona Charlie's East") for payroll and other expenses related to the services performed from March 27, 2000 to June 25, 2000.

In June 2000, the Company created Stratosphere Development, LLC ("Development"), a wholly-owned LLC, to provide development and construction management services for construction related projects of Stratosphere Corporation, Arizona Charlie's, Inc. and Arizona Charlie's East. There were no intercompany transactions between Development and Arizona Charlie's, Inc. or Arizona Charlie's East during the quarter ended June 25, 2000. Development was formed as a series LLC under Delaware law and therefore, only the Company's construction project will have an effect on the Company.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the second quarter, 2000.

(4)      CONTINGENCIES

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter has been briefed and argument was heard in May 2000. A decision is pending.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in the third quarter 2000, at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals was filed by the Company. The case will likely be briefed, argued and submitted for decision before December 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. The adversary complaint has been set for trial on January 28, 2001.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the financial statements of the Company taken as a whole.

(5)      SUBSEQUENT EVENT

On July 21, 2000, American Real Estate Holdings Limited Partnership ("AREH") and NYBOR Limited Partnership, entities controlled by Mr. Icahn, provided $1,138,000 and $862,000, respectively, to Stratosphere Development, LLC to fund Phase II construction of the Company's new 1,000 room tower. Each note payable is an unsecured, demand note paying 9.5%. Additional funding, at market rates, will be provided as needed.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of June 25, 2000, the operations included 1,559 slot machines, 43 table games, 7 poker tables, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999

REVENUES

Casino revenues of $12.2 million for second quarter, 2000 were $.9 million (8%) greater than the same period in 1999. Revenues from table games increased $.2 million (9%) in the second quarter, 2000 when compared with second quarter, 1999. Revenues from slots increased $.3 million (4%) in the second quarter, 2000 when compared with second quarter, 1999. Management attributes these increases to decreased disruption caused by construction of the new Race and Sports Book and escalator experienced during the second quarter of 1999. The Company's new Race and Sports Book, opened August 1999, contributed $.5 million to revenues in second quarter, 2000. Keno revenues decreased $.1 million (87%) in the second quarter, 2000 when compared with second quarter, 1999. Management attributes the decrease in Keno revenue to a Keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. This promotion was discontinued at the end of second quarter, 2000. Competition is expected to continue to increase during the next twelve months with the opening of one additional mega resort on the Las Vegas Strip. Casino marketing has begun a "Guaranteed Winners" program targeting current casino, hotel and tower guests who are not Player's Club members. This program's goal is to entice guests to join the Players Club and become repeat customers while increasing the Company's player database. Casino revenues represented 35% of total gross revenues for the second quarters of 2000 and 1999.

Hotel revenues of $6.5 million for second quarter, 2000 were approximately $.4 million (7%) higher than the same period in 1999. Hotel occupancy was 96% during the second quarter, 2000 as compared to 89% in 1999. The average daily rate ("ADR") was $51 during the second quarter, 2000 as compared to $52 in 1999. This ADR decrease is attributed to an additional 10,000 rooms that became available on the Las Vegas Strip with the opening of four new mega resorts in 1999. Hotel revenues averaged 19% of total gross revenues during the second quarters of 2000 and 1999. With the addition of 2,500 newly constructed hotel rooms expected to open on the Las Vegas Strip in the third quarter, 2000, management does not expect any growth in hotel occupancy or ADR over the next twelve months.

Food and beverage revenues increased from $8.2 million for second quarter, 1999 to $9.0 million for second quarter, 2000. The 9% increase in revenues can be attributed to the increased number of hotel guests, extended hours of operation of Roxy's Diner and the opening of the Company's Triple Crown Deli, adjacent to the Race and Sports Book.

Tower visitations (including the Top of The World dining) totaled 538,600 during the second quarter, 2000 as compared to 556,234 for the same period in 1999. The decline in Tower visitation (3%) is attributed to the increase in new attractions on the Las Vegas Strip. Tower revenues increased $.3 million (5%) from $6.5 million in second quarter, 1999 to $6.8 million in second quarter, 2000. Management attributes the increase to increased ride revenues generated from increased ride admissions during second quarter, 2000. In April 1999, the Company's "High Roller" roller coaster was closed for maintenance for approximately 30 days. Tower, retail and other revenues represented 20% of total gross revenues for the second quarters of 2000 and 1999.

COSTS AND EXPENSES

Promotional allowances increased from $2.4 million during the three months ended June 27, 1999, to $2.5 million for the same period in 2000. The 6% increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis.

Casino operating costs increased 7% from $6.5 million for second quarter, 1999 to $7.0 million in second quarter, 2000. Operating expenses of the new Race and Sports Book contributed $.3 million to the increase and $.2 million is attributed to an increase in the Company's slot lease expense.

Food and beverage operating costs have increased from $6.4 million in second quarter, 1999 to $6.7 million in second quarter, 2000. Management attributes the 5% increase to higher cost of goods sold. Management is evaluating various alternatives including, but not limited to, raising menu prices and implementing additional cost control measures.

Other operating expenses increased 13% from $2.8 million for the second quarter, 1999 to $3.1 million for second quarter, 2000. The majority of this increase is due to increased entertainer fees, $.1 million, and complimentary costs, $.2 million, associated with additional direct marketing coupons aimed at increasing showroom attendance.

Selling, general and administrative expenses have decreased $.5 million (6%) from $8.2 million in second quarter, 1999 to $7.7 million in second quarter, 2000. Management attributes this change to decreases in marketing operating expenses of $.5 million and reduction in operating lease expense of $.3 million. These decreases in expenses were offset by increases in payroll of $.1 million, professional expenses of $.1 million associated with Mr. Icahn's proposed buyout of the Company's remaining shares and a gaming tax adjustment of $.1 million. Management anticipates marketing expenses to increase in future periods as new advertising promotions are launched.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.3 million for the second quarter, 2000 as compared to $.2 million for the second quarter, 1999. The increase can be attributed to interest earned on marketable securities and increased cash balances from funds received for refinancing certain equipment under the new capital lease obligation.

Interest expense decreased 11% in second quarter, 2000 as compared to second quarter, 1999. The majority of the decrease can be attributed to reduced deferred financing amortization costs associated with the new capital lease obligation. The Company financed a new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 9.3%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999

REVENUES

Casino revenues of $26.4 million for the six months ended June 25, 2000 were $1.4 million (6%) greater than the six months ended June 27, 1999. Revenues from slots increased $.8 million (4%) for the six months ended June 25, 2000 when compared with 1999. Management attributes this increase to decreased disruption caused by construction of the new Race and Sports Book and escalator experienced during the first half of 1999. The Company's new Race and Sports Book, opened August 1999, contributed $1.0 million to revenues in the six months ended June 25, 2000. Revenues from table games decreased $.2 million (3%) for the six months ended June 25, 2000, when compared with 1999. Management attributes this decline to a change in the mix of casino guests from table games players to slot players. Casino marketing efforts have been, and will continue to be, focused on attracting additional slot players. Management expects table games revenues to be flat or decline for the remainder of the year 2000. Keno revenues decreased $.2 million (120%) for the six months ended June 25, 2000 when compared with 1999.

Management attributes the decrease in Keno revenue to a Keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. This promotion was discontinued at the end of second quarter, 2000. Competition is expected to continue to increase during the next twelve months with the opening of one additional mega resort on the Las Vegas Strip. Casino marketing has begun a "Guaranteed Winners" program targeting current casino, hotel and tower guests who are not Player's Club members. This program's goal is to entice guests to join the Players Club and become repeat customers while increasing the Company's player database.

Hotel revenues of $13.2 million for the six months ended June 25, 2000 were approximately $.5 million (4%) higher than the six months ended June 27, 1999. Hotel occupancy was 94% during the six months ended June 25, 2000 as compared to 88% in 1999. With the addition of 2,500 newly constructed hotel rooms expected to open on the Las Vegas Strip in the third quarter, 2000 management does not expect any growth in hotel occupancy or average daily rate ("ADR") over the next twelve months.

Food and beverage revenues increased from $17.4 million for the six months ended June 27, 1999 to $18.1 million for the six months ended June 25, 2000. The 4% increase in revenues can be attributed to the increased number of hotel guests, extended hours of operation of Roxy's Diner and the opening of the Company's Triple Crown Deli, adjacent to the Race and Sports Book.

Tower visitations (including the Top of The World dining) totaled 1,075,359 during the six months ended June 25, 2000 as compared to 1,136,057 for the six months ended June 27, 1999. The decline in Tower visitation (5%) is attributed to the increase in new attractions on the Las Vegas Strip.

COSTS AND EXPENSES

Promotional allowances increased from $4.9 million during the six months ended June 27, 1999, to $5.4 million for the six months ended June 25, 2000. The 12% increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis.

Casino operating costs increased 9% from $13.6 million for the six months ended June 27, 1999 to $14.8 million for the six months ended June 25, 2000. Operating expenses of the new Race and Sports Book contributed $.7 million to the increase, $.4 million is attributed to an increase in the Company's slot lease expense and $.2 million is attributed to an increase in complimentaries from additional promotional events and direct mail programs.

Food and beverage operating costs have increased from $12.9 million for the six months ended June 27, 1999 to $13.5 million for the six months ended June 25, 2000. Management attributes the 4% increase to higher cost of goods sold. Management is evaluating various alternatives including, but not limited to, raising menu prices and implementing additional cost control measures.

Other operating expenses increased 14% from $5.5 million for the six months ended June 27, 1999 to $6.3 million for the six months ended June 25, 2000. The majority of this increase is due to entertainer fees, $.2 million, and complimentary costs, $.5 million, associated with additional direct marketing coupons aimed at increasing showroom attendance.

Selling, general and administrative expenses have decreased $.6 million (3%) from $16.7 million for the six months ended June 27, 1999 to $16.1 million for the six months ended June 25, 2000. Management attributes this change to decreases in marketing operating expenses of $.7 million, reduced operating lease expense of $.6 million and reduced facilities maintenance expenses of $.2 million. These decreases in expenses were offset by increases in payroll of $.3 million, professional expenses of $.1 million associated with Mr. Icahn's proposed buyout of the Company's remaining shares and a gaming tax adjustment of $.5 million. Management anticipates marketing expenses to increase in future periods as new advertising promotions are launched.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.5 million for the six months ended June 25, 2000 as compared to $.3 million for the six months ended June 27, 1999. The increase can be attributed to interest earned on marketable securities and increased cash balances from funds received for refinancing certain equipment under the new capital lease obligation.

Interest expense decreased 13% for the six months ended June 25, 2000 as compared to the six months ended June 27, 1999. The majority of the decrease can be attributed to reduced deferred financing amortization costs associated with the new capital lease obligation. The Company financed a new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 9.3%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

During the six month period ended June 25, 2000, the Company generated $5.1 million in cash flows from operating activities. These funds were used to purchase marketable securities of $1.0 million, fund capital expenditures of $3.9 million and make payments on the new capital lease obligation of $1.1 million. Of the funds used for capital expenditures, $2.6 million has been spent on Phase II construction, described below, during fiscal year 2000. The Company had unrestricted cash balances of $15.5 million as of June 25, 2000.

As of June 25, 2000, the Company had approximately $1.8 million reserved for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated reserve for unsecured disputed claims is classified as other accrued expenses on the accompanying June 25, 2000, Condensed Consolidated Balance Sheet. Additional payments will be made from restricted cash and/or investment balances.

The Company has begun construction of the unfinished 1,000 bay hotel tower and other amenities including the new pool area and coffee shop (collectively "Phase II"). Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately fourteen months and cost approximately $70.0 million. The Company is currently seeking funding for the completion of Phase II and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding for Phase II or, if available, will be on favorable terms to the Company. The Company has begun the construction process with funds available from cash flows from operating activities and will obtain additional construction financing, at market rates, from entities controlled by Mr. Icahn.

YEAR 2000

The Company has completed an extensive program to ensure its computer systems are Year 2000 compliant and has experienced no significant problems to date associated with the Year 2000 issue. Additionally, to the best of management's knowledge, there are no claims pending or threatened against the Company arising from the Year 2000 issue.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation went to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfers Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals. The matter has been briefed and argument was heard in May 2000. A decision is pending.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in the third quarter 2000, at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals was filed by the Company. The case will likely be briefed, argued and submitted for decision before December 2000. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. The adversary complaint has been set for trial on January 28, 2001.

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

On May 2, 2000, counsel to the special committee of the Board of Directors, consisting of the independent director, wrote to Mr. Icahn and indicated that Mr. Icahn's offer did not form a basis for a transaction in view of the disparity between the valuation of the Company using the offer price and the valuation range determined by the investment banker. However, counsel invited further discussion of the matter. The Company understands that a meeting of the special committee and its advisors together with representatives of Mr. Icahn had been scheduled and that possible further discussions may occur from time to time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K/A
(a)      Exhibits

         27       Financial Data Schedule
         99.1     Carl C. Icahn Written Offer
         99.2     News Release Announcing Carl Icahn's Written Offer

(b)      Reports on Form 8-K/A

         The Company filed the following report on Form 8-K/A during the fiscal quarter ended June 25, 2000.

                  Date Filed                         Items Listed
                 June 5, 2000                             4
                 June 7, 2000                             4


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            STRATOSPHERE CORPORATION

Date:  August 8, 2000                       By:  /s/ William F. Bischoff
                                                 -------------------------------
                                            Name:    William F. Bischoff
                                                 -------------------------------
                                            Title:   Secretary/Treasurer/CFO
                                                  ------------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION

Exhibit
  No.
(a)      Exhibits

         27       Financial Data Schedule
         99.1     Carl C. Icahn Written Offer
         99.2     News Release Announcing Carl Icahn's Written Offer


(b)      Reports on Form 8-K/A

         The Company filed the following report on Form 8-K/A during the fiscal quarter ended June 25, 2000.

                  Date Filed                         Items Listed
                 June 5, 2000                             4
                 June 7, 2000                             4
