Form 10-Q
period 2000-09-24
STRATOSPHERE CORP
filed 2000-11-08
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                           COMMISSION FILE NO. 1-12030

                            STRATOSPHERE CORPORATION
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       88-0292318
               --------                                       ----------
     (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
                                                           ----------------
  OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
                                                         -------------------

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

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 24, 2000 (UNAUDITED)
AND DECEMBER 26, 1999                                                          3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE
MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                         4


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE
MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                         5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE
MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                         6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   10-15
         RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           16

         ITEM 5.  OTHER INFORMATION                                           17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A                           18

CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                 STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

                                                                                        SEPTEMBER 24,    DECEMBER 26,
                                                                                             2000            1999
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                    (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                               $ 21,284        $ 16,422
       Cash and cash equivalents-restricted                                                       1,926           1,926
       Marketable securities                                                                      4,459           3,459
       Investments-restricted                                                                       428           2,278
       Accounts receivable, net                                                                   2,967           1,414
       Other current assets                                                                       4,641           5,284
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             35,705          30,783
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                     129,682         123,461
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                161             244
       Other receivable                                                                           3,000           3,000
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                3,161           3,244
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $ 168,548       $ 157,488
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                   $ 1,082         $ 1,203
       Current portion of long-term debt                                                              -              87
       Current portion of capital lease obligations                                               2,667           2,667
       Notes payable to related party                                                             7,000               -
       Accrued payroll and related expenses                                                       6,249           5,212
       Income taxes payable                                                                       1,039             400
       Other accrued expenses                                                                    13,936          13,027
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        31,973          22,596
------------------------------------------------------------------------------------------------------------------------
Capital lease obligation-less current portion                                                     4,000           5,778
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                35,973          28,374
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued.                -               -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                          20              20
       Additional paid-in-capital                                                               127,058         127,058
       Retained earnings                                                                          5,497           2,036
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      132,575         129,114
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 168,548       $ 157,488
========================================================================================================================


          See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                  STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                                           2000               1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)


REVENUES:
        Casino                                                                                     $ 12,846           $ 12,315
        Hotel                                                                                         5,977              5,756
        Food and beverage                                                                             8,541              7,914
        Tower, retail and other income                                                                7,120              7,271
-------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                       34,484             33,256
        Less promotional allowances                                                                   2,861              2,544
-------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                         31,623             30,712
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                        7,271              7,469
        Hotel                                                                                         3,425              3,453
        Food and beverage                                                                             6,499              6,386
        Other operating expenses                                                                      3,350              3,006
        Depreciation and amortization                                                                 2,048              2,001
        Selling, general and administrative                                                           8,020              8,244
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                       30,613             30,559
-------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                1,010                153
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                 246                222
        Interest expense                                                                               (213)              (216)
        Loss on sale of assets                                                                            -                 (3)
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                  33                  3
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                            1,043                156
-------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                              365                 55
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                            $ 678              $ 101
===============================================================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                                            $ 0.33             $ 0.05
===============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                            2,030              2,030
===============================================================================================================================


           See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                                             2000               1999
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                                                      $ 39,228           $ 37,280
        Hotel                                                                                         19,131             18,445
        Food and beverage                                                                             26,641             25,301
        Tower, retail and other income                                                                21,003             20,783
--------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                       106,003            101,809
        Less promotional allowances                                                                    8,288              7,411
--------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                          97,715             94,398
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                        22,037             21,053
        Hotel                                                                                         10,481             10,499
        Food and beverage                                                                             19,972             19,320
        Other operating expenses                                                                       9,671              8,535
        Depreciation and amortization                                                                  6,262              6,283
        Selling, general and administrative                                                           24,103             24,909
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                        92,526             90,599
--------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                 5,189              3,799
--------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                  733                531
        Interest expense                                                                                (594)              (656)
        Loss on sale of assets                                                                            (3)               (71)
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                  136               (196)
--------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                             5,325              3,603
--------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                             1,864              1,261
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                           $ 3,461            $ 2,342
================================================================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                                             $ 1.70             $ 1.15
================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                             2,030              2,030
================================================================================================================================



          See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999                                 2000              1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                              $ 3,461          $ 2,342
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                      6,335            6,482
               Provision for (recovery of) doubtful accounts                                         13             (113)
               Loss on sale or disposal of assets                                                     3               71
               Changes in operating assets and liabilities:
                    Accounts receivable                                                          (1,565)             383
                    Other current assets                                                            644              153
                    Accounts payable - trade                                                       (121)              28
                    Accrued expenses and income taxes payable                                     2,584            2,603
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        11,354           11,949
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in cash and cash equivalents-restricted                                              -               67
        Decrease in investments-restricted                                                        1,850            1,513
        Purchase of marketable securities                                                        (1,000)          (2,471)
        Proceeds from the sale of marketable securities                                               -            1,000
        Payments for property and equipment                                                      (2,428)          (4,955)
        Payments for construction in process                                                    (10,183)            (477)
        Cash proceeds from sale of property and equipment                                           124              551
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (11,637)          (4,772)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term debt                                                                  (77)            (124)
        Proceeds from related party notes payable                                                 9,000                -
        Payments of related party notes payable                                                  (2,000)               -
        Payments on capital lease obligations - new                                              (1,778)            (666)
        Final payments on capital lease obligations - original                                        -           (8,979)
        Increase in deferred financing costs                                                          -             (274)
        Proceeds from capital lease obligations                                                       -           10,000
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               5,145              (43)
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         4,862            7,134
Cash and cash equivalents - beginning of period                                                  16,422           12,624
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $ 21,284         $ 19,758
=========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                                      $ 459            $ 443
        Income taxes                                                                                800              300
=========================================================================================================================



          See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC, 2000 Las Vegas Boulevard Retail Corporation and Stratosphere Development, LLC an entity controlled by the Stratosphere Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no Common Stock equivalents as of September 24, 2000.

(2)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets. The Company has recorded a valuation allowance at September 24, 2000, related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from tax attributes will be reported as direct additions to contributed capital.

(3)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of September 24, 2000. On March 24, 2000, American Real Estate Holdings Limited Partnership ("AREH") purchased 50,000 shares of the Company's common stock from NYBOR, an entity controlled by Mr. Icahn. Upon completion of the purchase, AREH owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

From January 1999, until their resignations in April 2000, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities owned 100% by Mr. Icahn). Mr. Richard Brown, Executive Vice President of Marketing, Mr. Bobby Ray Harris, Senior Vice President of Operations and Mr. William Bischoff, Chief Financial Officer, have provided similar management services to Arizona Charlie's, Inc. and Arizona Charlie's East subsequent to the resignation of Mr. Cassella and Mr. Lettero in April 2000. The Company has recorded a $30,000 receivable that was reimbursed on October 10, 2000, from Arizona Charlie's, Inc. and a $30,000 receivable that was reimbursed on October 24, 2000, from Fresca, LLC ("Arizona Charlie's East") for payroll and other expenses related to the services performed from June 26, 2000 to September 24, 2000.

In September, 2000, the Company created Stratosphere Leasing, LLC ("Leasing"), a wholly-owned LLC, to lease and manage the retail shops located in the Stratosphere Hotel and Casino. Leasing was formed as a Limited Liability Company in the State of Delaware. See note (5) below.

In June 2000, the Company, Arizona Charlie's, Inc. and Arizona Charlie's East created Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects. Development has recorded a receivable from Arizona Charlie's properties of $.1 million for construction related services that is classified in accounts receivable on the accompanying September 24, 2000 Condensed Consolidated Balance Sheet. Development was formed as a series LLC under Delaware law.

On July 21, 2000, AREH and NYBOR, provided $1,138,000 and $862,000, respectively, to the Company to fund the construction of the unfinished 1,000 bay hotel tower and other amenities including the new pool area and coffee shop (collectively "Phase II"). Each note payable was an unsecured, demand note paying 9.5% interest. Both of the notes were paid off on September 12, 2000.

On September 1, 2000 and September 12, 2000, AREH provided funding of $2.0 million and $5.0 million, respectively, to the company to fund additional Phase II construction and to payoff the $1,138,000 and $862,000 demand notes referred to above. Each note payable is an unsecured, demand note paying 9.5% interest.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the third quarter, 2000 and $.4 million for fiscal year, 2000.

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

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in the fourth quarter 2000, at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail, LLC. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals was filed by the Company. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. On October 4, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the financial statements of the Company taken as a whole.

(5)  SUBSEQUENT EVENTS

By agreement dated September 30, 2000, between the Company and Strato-Retail the parties: (i) agreed to dismiss various litigation actions pending between them;
(ii) exchanged mutual releases; and (iii) agreed that Strato-Retail's rights, as tenant, under the Lease would be assigned to a subsidiary of the Company Stratosphere Leasing, LLC and the related construction agreement between the Company and Strato-Retail would be terminated. In connection with the transaction, the Company paid to Strato-Retail approximately $12.5 million after taking into consideration applicable expenses.

On October 4, 2000 AREH provided funding of $12.5 million to Stratosphere Leasing, LLC to fund the purchase of the Lease from Strato-Retail, LLC. This note payable is an unsecured, demand note paying 9.5% interest.

On October 10, 2000 AREH provided funding of $4.75 million to the Company to fund additional Phase II construction. The note payable is an unsecured, demand note paying 9.5% interest. Additional funding, at market rates, will be provided as needed.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of September 24, 2000, the operations included 1,550 slot machines, 44 table games, 6 poker tables, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

REVENUES

Casino revenues of $12.8 million for third quarter, 2000 were $.5 million (4%) greater than the same period in 1999. Revenues from table games of $2.9 million remained flat in the third quarter, 2000 when compared with third quarter, 1999. Revenues from slots increased $.8 million (9%) to $9.9 million in the third quarter, 2000 from $9.1 million in the third quarter, 1999. Management attributes this increase to decreased disruption caused by construction of the new Race and Sports Book and escalator experienced during the third quarter of 1999. The Company's new Race and Sports Book opened in late August 1999. Race and Sports book revenues declined $.3 million from $.1 million in the third quarter, 1999 to $(.2) million for the third quarter, 2000. Management attributes this decrease to Sports book losses associated with the United States Tennis Association's U.S. Open. Casino marketing has begun a "Guaranteed Winners" program targeting current casino, hotel and tower guests who are not Player's Club members. This program's goal is to entice guests to join the Players Club and become repeat customers while increasing the Company's player database. Casino revenues represented 37% of total gross revenues for the third quarters of 2000 and 1999.

Hotel revenues of $6.0 million for third quarter, 2000 were approximately $.2 million (3%) higher than the same period in 1999. Hotel occupancy was 96% during the third quarter, 2000 as compared to 93% in 1999. The average daily rate ("ADR") was $47 during the third quarters of 2000 and 1999. Hotel revenues averaged 17% of total gross revenues during the third quarters of 2000 and 1999. With the addition of 2,500 newly constructed hotel rooms opened on the Las Vegas Strip in the third quarter, 2000, management does not expect any growth in hotel occupancy or ADR over the next twelve months.

Food and beverage revenues increased from $7.9 million for third quarter, 1999 to $8.5 million for third quarter, 2000. The 8% increase in revenues can be attributed to the increased number of hotel guests, extended hours of operation of Roxy's Diner and the opening of the Company's Triple Crown Deli, adjacent to the Race and Sports Book. Food and beverage revenues averaged 25% and 24% of total gross revenues for the third quarter, 2000 and third quarter, 1999, respectively.

Tower, retail and other revenues declined from $7.3 million in third quarter, 1999 to $7.1 million for the third quarter, 2000. This represents a 3% decrease. Revenues from the Entertainment department have increased from $.9 million in the third quarter, 1999 to $1.3 million for the third quarter, 2000. This $.4 million (44%) increase can be attributed to increased ticket prices and showroom attendance. Tower visitations (including the Top of The World dining) totaled 548,875 during the third quarter, 2000 as compared to 585,420 for the same period in 1999. Tower revenues decreased $.4 million from $4.3 million in the third quarter, 1999 to $3.9 million for the third quarter, 2000. The 6% decline in Tower visitations and 9% decline in revenues is attributed to the increase in new attractions on the Las Vegas Strip and the Company's "High Roller" roller coaster being closed for maintenance.

Retail and other revenues have decreased $.2 million (10%) from $2.1 million in the third quarter, 1999 to $1.9 million for the third quarter, 2000. Management attributes this decline to decreased foot traffic through the retail mall for Tower visitations. Tower, retail and other revenues represented 21% and 22% of total gross revenues for the third quarter, 2000 and third quarter, 1999, respectively.

COSTS AND EXPENSES

Promotional allowances increased from $2.5 million during the three months ended September 26, 1999, to $2.9 million for the same period in 2000. The 16% increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis.

Other operating expenses increased 13% from $3.0 million for the third quarter, 1999 to $3.4 million for third quarter, 2000. This increase is due to higher entertainer fees, $.1 million; complimentary costs associated with additional direct marketing coupons aimed at increasing showroom attendance, $.3 million and repairs and maintenance costs for the "High Roller" and "Big Shot" thrill rides of $.1 million. These increases were offset by a $.1 million decrease in payroll and retail cost of sales and other expenses.

OTHER FACTORS IMPACTING EARNINGS

Interest income was approximately $.25 million for the third quarter, 2000 as compared to $.22 million for the third quarter, 1999. The 14% increase can be attributed to interest earned on marketable securities and increased cash balances from funds received for refinancing certain equipment under the new capital lease obligation.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

REVENUES

Casino revenues of $39.3 million for the nine months ended September 24, 2000 were $1.9 million (5%) greater than the nine months ended September 26, 1999. Revenues from slots increased $1.5 million (6%) for the nine months ended September 24, 2000 when compared with 1999. Management attributes this increase to decreased disruption caused by construction of the new Race and Sports Book and escalator experienced during the first three quarters of 1999. Revenues from table games decreased $.1 million (2%) for the nine months ended September 24, 2000, when compared with 1999. Management attributes this decline to a change in the mix of casino guests from table games players to slot players. Casino marketing efforts have been, and will continue to be, focused on attracting additional slot players. Management expects table games revenues to be flat or decline for the remainder of the year 2000. Revenues from the Race and Sports book increased from $.1 million for the nine months ended September 26, 1999 to $.9 million for the nine months ended September 24, 2000. The Company's New Race and Sports Book opened in late August, 1999. Keno revenues decreased $.2 million (81%) for the nine months ended September 24, 2000 when compared with 1999. Management attributes the decrease in Keno revenue to a Keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. This promotion was discontinued at the end of second quarter, 2000. Casino marketing has begun a "Guaranteed Winners" program targeting current casino, hotel and tower guests who are not Player's Club members. This program's goal is to entice guests to join the Players Club and become repeat customers while increasing the Company's player database.

Hotel revenues of $19.1 million for the nine months ended September 24, 2000 were approximately $.7 million (4%) higher than the nine months ended September 26, 1999. Hotel occupancy was 95% during the nine months ended September 24, 2000 as compared to 90% in 1999. With the addition of 2,500 newly constructed hotel rooms opened on the Las Vegas Strip in the third quarter, 2000 management does not expect any growth in hotel occupancy or average daily rate ("ADR") over the next twelve months.

Food and beverage revenues increased from $25.3 million for the nine months ended September 26, 1999 to $26.6 million for the nine months ended September 24, 2000. The 5% increase in revenues can be attributed to the increased hotel occupancy, extended hours of operation of Roxy's Diner and the opening of the Company's Triple Crown Deli, adjacent to the Race and Sports Book.

Tower, retail and other revenues increased $.2 million (1%) from $20.8 million for the nine months ended September 29,1999 to $21.0 million for the nine months ended September 24, 2000. Revenues from the Entertainment department have increased from $2.4 million for the nine months ended September 26, 1999 to $3.6 million for the nine months ended September 24, 2000. This $1.2 million (50%) increase can be attributed to increased ticket prices and showroom attendance. Tower visitations (including the Top of The World dining) totaled 1,624,234 during the nine months ended September 24, 2000 as compared to 1,721,477 for the nine months ended September 26, 1999. Tower revenues decreased $.6 million from $12.0 million or the nine months ended September 26, 1999 to $11.4 million for the nine months ended September 24, 2000. The 6% decline in Tower visitations and 5% decline in Tower revenues is attributed to the increase in new attractions on the Las Vegas Strip and the Company's "High Roller" roller coaster being closed for maintenance in the third quarter, 2000. Retail and other revenues have decreased $.4 million (6%) from $6.4 million for the nine months ended September 26, 1999 to $6.0 million for the nine months ended September 24, 2000. Management attributes this decline to decreased foot traffic through the retail mall for Tower visitations.

COSTS AND EXPENSES

Promotional allowances increased $.9 million from $7.4 million during the nine months ended September 26, 1999, to $8.3 million for the nine months ended September 24, 2000. The 12% increase in promotional allowances was the result of more direct mail promotions that included room, food and beverage being offered to guests on a complimentary basis.

Casino operating costs increased $1.0 million (5%) from $21.0 million for the nine months ended September 26, 1999 to $22.0 million for the nine months ended September 24, 2000. Operating expenses of the new Race and Sports Book contributed $.7 million to the increase, $.5 million is attributed to an increase in the Company's slot lease expense and $.2 million is attributed to a decrease in complimentaries.

Other operating expenses increased $1.1 million (13%) from $8.6 million for the nine months ended September 26, 1999 to $9.7 million for the nine months ended September 24, 2000. The majority of this increase is due to entertainer fees, $.2 million, and complimentary costs associated with additional direct marketing coupons aimed at increasing showroom attendance, $.9 million.

Selling, general and administrative expenses have decreased $.8 million (3%) from $24.9 million for the nine months ended September 26, 1999 to $24.1 million for the nine months ended September 24, 2000. Management attributes this change to decreases in marketing operating expenses of $1.0 million, reduced operating lease expense of $.6 million and reduced insurance expense of $.1 million. These decreases were offset by increases in payroll of $.2 million and a gaming tax adjustment of $.5 million. Also, in the third quarter, 1999, the Company received $.2 million from the divestment of the pre-petition construction bank account. Management anticipates marketing expenses to increase in future periods as new advertising promotions are launched.

OTHER FACTORS IMPACTING EARNINGS

Interest income increased $.2 million (40%) from $.5 million for the nine months ended September 26, 1999 to $.7 million for the nine months ended September 24, 2000. The increase can be attributed to interest earned on marketable securities and increased cash balances from funds received for refinancing certain equipment under the new capital lease obligation.

Interest expense decreased $.1 million (14%) from $.7 million for the nine months ended September 26, 1999 to $.6 million for the nine months ended September 24, 1999. The majority of the decrease can be attributed to reduced deferred financing amortization costs associated with the new capital lease obligation. The Company financed a new capital lease obligation of $10.0 million on May 28, 1999. The current rate of interest is 9.1875%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

During the nine month period ended September 24, 2000, the Company generated $11.4 million in cash flows from operating activities. These funds were used to purchase marketable securities of $1.0 million, fund non-construction in process capital expenditures of $2.4 million, make payments on the new capital lease obligation of $1.8 million, to increase the Company's cash balance and fund Phase II construction expenditures. On September 8, 2000 the Nevada Gaming Control Board issued to the Company a waiver of the reserve requirement pursuant to Regulation 22.040. This enabled the Company to divest these restricted certificates of deposit of $1.9 million. The Company had unrestricted cash balances of $21.3 million as of September 24, 2000.

As of September 24, 2000, the Company had approximately $1.8 million reserved for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated reserve for unsecured disputed claims is classified as other accrued expenses on the accompanying September 24, 2000, Condensed Consolidated Balance Sheet. Additional payments will be made from restricted cash and/or investment balances.

On July 21, 2000, AREH and NYBOR, provided $1,138,000 and $862,000, respectively to Stratosphere Development, LLC to fund Phase II construction. Each note was an unsecured, demand note paying 9.5% interest. Both of these notes were paid off on September 12, 2000.

On September 1, 2000 and September 12, 2000, AREH provided funding of $2.0 million and $5.0 million, respectively, to Development to fund additional Phase II construction and to pay off the $1,138,000 and $862,000 demand notes referred to above. Each note payable is an unsecured, demand note paying 9.5% interest. These notes, in addition to funds available from operating activities, have enabled the Company to fund capital expenditures of $10.2 million for construction in process of Phase II.

In April 2000, the Company began construction to complete the unfinished 1,000 bay hotel tower and other amenities including the new pool area and coffee shop (collectively "Phase II") and refurbish certain restaurants. Completion of Phase II may be critical for the Company to remain competitive in the long-term. The Company estimates that the construction to complete Phase II will take approximately fourteen months and cost approximately $73.0 million. The Company has begun the construction process with funds available from cash flows from operating activities and additional construction financing, at market rates, from entities controlled by Mr. Icahn. AREH has agreed to advance to the Company all funds necessary to complete Phase II construction.

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

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The Company expects counsel to file a motion for summary judgment in the fourth quarter 2000, at which time the Bankruptcy Court Judge will set a hearing date.

On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail, LLC. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also has claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals was filed by the Company. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. On October 4, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the financial statements of the Company taken as a whole.

ITEM 5.  OTHER INFORMATION

On April 25, 2000, Carl C. Icahn, owner and controlling person, respectively, of NYBOR and American Real Estate Holdings, L.P. (together Icahn Entities), submitted a written offer to the Company to purchase the remaining outstanding shares not owned by Icahn Entities. Icahn Entities collectively own 89.6% of the Company's outstanding common stock. The Company would then be merged into Icahn Entities. Pursuant to the merger, shareholders of the Company, other than Icahn Entities, would receive approximately $44.35 per share based upon the offer's stated valuation of $90 million for the equity of the entire Company. Icahn Entities would thereafter be the Company's sole shareholder and together own 100% of the Company's common stock.

Upon receipt of the offer, the Company transmitted it to the members of the Board of Directors, including the independent director, to study the matter and make a determination of what action the Company should take with respect to the offer. In anticipation of the receipt of an offer from Mr. Icahn, Jerome Becker, as the independent director on the Board of Directors and with the authority of the Board of Directors, engaged independent counsel and an investment banking firm to advise with respect to the range of valuation for the Company and its common stock.

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

On September 19, 2000 the Company announced a proposed going private transaction. The Company would be merged with a newly-formed subsidiary of AREP. The transaction has been approved by the independent director of the Company's Board of Directors, who also serves as the Committee to consider the transaction. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected the transaction will close in early 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K AND 8-K/A

(a)      Exhibits

         27       Financial Data Schedule
         99.3     News Release Announcing Approval of Company's Going Private
                  Transaction

(b)      Reports on Form 8-K and 8-K/A

         The Company filed the following report on Form 8-K/A during the fiscal quarter ended September 24, 2000.

         Date Filed                         Items Listed
         ----------                         ------------
         None                               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           STRATOSPHERE CORPORATION

Date:  November 8, 2000                    By:  /s/ William F. Bischoff
                                                --------------------------------
                                           Name:    William F. Bischoff
                                                 -------------------------------
                                           Title:   Secretary/Treasurer/CFO
                                                 -------------------------------

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION


Exhibit
   No.
-------

(a)      Exhibits

         27       Financial Data Schedule
         99.3     News Release Announcing Approval of Company's Going Private
                  Transaction

(b)      Reports on Form 8-K and 8-K/A

         The Company filed the following report on Form 8-K/A during the fiscal quarter ended September 24, 2000.

                  Date Filed                         Items Listed
                  ----------                         ------------
                  None                               None