Form 10-K
period 2000-12-31
STRATOSPHERE CORP
filed 2001-04-02
CIK 897743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.........................FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 1-12030

                            STRATOSPHERE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              88-0292318
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
    2000 LAS VEGAS BOULEVARD SOUTH                     89104
          LAS VEGAS, NEVADA                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (702) 382-4446

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------                                      -----------------------------------------
       Common Stock, par value $0.01 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $0.01 PER SHARE.
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 2001, 2,030,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the over the counter bulletin board on March 12, 2001, was $9,090,000. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and American Real Estate Partners, L.P.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims would be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that would ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million).

     The Company owns and operates the Stratosphere Tower, Casino & Hotel ("Stratosphere") which is centered around the Stratosphere Tower (the "Tower"), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is visible from all directions, including visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated "Big Shot" collectively (the "Thrill Rides").

     The Company operates, among other things, the Tower, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,558 slot machines, 45 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center (the "Retail Center") of approximately 46 shops and a 650 seat Broadway Showroom, a 120-seat entertainment lounge and parking for approximately 4,000 cars. Stratosphere opened for business on April 29, 1996.

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

     The Pod's third and fourth levels contain conference and meeting rooms that are rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine feature a 220-seat cocktail lounge and indoor and outdoor observation decks. The indoor observation deck contains two gift shops, free-standing vending featuring souvenirs and food products designed to capitalize on the unique nature of the Tower and eight virtual reality games.

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

THE CASINO AREA

     Stratosphere's casino contains approximately 97,000 square feet of gaming space, with approximately 1,558 slot machines, 45 table games, a race and sports book and keno lounge. The race and sports book, deli and entertainment lounge and bar opened August 15, 1999. These facilities have been designed for convenient access to the casino.

     Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join a frequent players club, which awards benefits including cash and complimentary room, food and beverage based upon the customer's level of play.

RETAIL AND ENTERTAINMENT CENTER

     The Retail Center, located on the second floor of the base building, occupies approximately 160,000 square feet, of which 57,000 square feet remains undeveloped. The Retail Center offers various "fast food" restaurants and shops. Adjacent to the Retail Center is the 650-seat show room that currently offers afternoon and evening shows, which are designed to appeal to the wide spectrum of value-minded visitors who come to Las Vegas. An escalator has been constructed from the showroom to the casino to make exiting the showroom more convenient. The new escalator became operational December 31, 1999.

HOTEL, FOOD AND BEVERAGE

     The Hotel currently has 1,444 rooms and suites. The Hotel has six themed restaurants, "The Top of The World" located in the Pod, the 434-seat "Stratosphere Buffet," a 200-seat "Montana's Steak House," "Roxy's 50's Diner," "Tower of Pasta," a restaurant serving Italian cuisine, and "Hamada's", a restaurant serving Asian cuisine. The Company plans on adding an additional restaurant offering American cuisine during the spring of 2001. In addition, a New York style deli is located adjacent to the race and sports book.

NEW CONSTRUCTION

     In mid-1996, Stratosphere Corporation suspended construction of the 1,002-room hotel tower (the "Hotel Expansion"), which had reached a height of approximately 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower with a total construction budget of $65.0 million. The hotel project includes 1,002 new guestrooms and guest amenities such as a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. The new 24-floor hotel tower will also house a 350-seat coffee shop, new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby. The Company is also refurbishing, expanding and upgrading the existing Stratosphere Buffet, Montana's Steak House and Roxy's 50's Diner for an estimated construction budget of $3.0 million.

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, including Arizona Charlie's, Inc. and Fresca LLC /d.b.a./ Arizona Charlie's East created Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to these properties. Development was formed as a series Limited Liability Company under Delaware law. Development's financial results are included in the accompanying consolidated financial statements since the Company exercises control over Development.

     The Company obtained a commitment for a construction loan from related parties. See discussion related to debt in Item 7.

BUSINESS AND MARKETING STRATEGY

     The Company utilizes the unique characteristics of the Tower to attract visitors. Hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious, mid-market Las Vegas visitor. The Company offers competitive gambling odds for its slots, table games and sports book products. Aggressive advertising and promotional campaigns are maintained to maximize hotel room occupancy, visitation to the Tower and retention of guests on property. The Company employs a direct mail program targeting customers in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

     The casino/hotel industry is highly competitive. The Las Vegas market includes many world class destination resorts, with numerous other tourist attractions. Major Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Venetian, Paris, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Aladdin, Luxor and the Rio. Each of these resorts competes with the Company in its ability to attract visitors to the Tower. The Paris Hotel and Casino also offers a free-standing Eiffel Tower replica with an observation deck similar to that of the Company's Tower.

     The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station, as each of these properties target the budget-minded, mid-market Las Vegas visitor. Management believes that its ability to expand its target market is limited due to the lack of major recreational facilities, meeting and convention facilities. In addition, future visitation to the Tower could be negatively impacted as more visitors will have previously visited the Tower and do not intend to repeat the experience.

     On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in up to 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy are from guests traveling from southern California. The potential proliferation of gaming in southern California could have a material adverse effect on the Company's business. Management is presently unable, however, to assess the magnitude of the impact to the Company.

EMPLOYEES

     The Company currently employs approximately 2,150 full and part-time associates, of which approximately 1,000 are covered by a collective bargaining agreement.

     On December 10, 1998, the Company and Culinary Workers and Bartenders Union reached an agreement that became effective on June 1, 1997. Pursuant to the agreement, future pay rate increases will range from 3% to 4% annually. The agreement expires on May 31, 2002.

     On December 18, 2000, Stratosphere was notified by the National Labor Relations Board ("NLRB") that an RC-Certification of Representation Petition had been filed on behalf of the full-time and part-time Table Games Dealers. This petition had been filed by the Transport Workers Union of America, headquartered in New York City, NY. On December 28, 2000, a Stipulated Election Agreement was entered into between the Union and the Employer permitting a secret ballot election for the bargaining unit to be conducted on January 27, 2001. On January 27, 2001, the NLRB election was held at Stratosphere with 116 Dealers voting "Yes" for representation with 48 voting "No" or against representation. A total of 174 Dealers were eligible to participate in this election.

     Furthermore, an RD-Certification Petition was filed by the National Labor Relations Board on January 26, 2001, whereby a substantial number of employees asserted that Operating Engineers Local 501 ("Union") was no longer their certified or currently recognized collective bargaining representative. On March 21, 2001, the NLRB election was held at Stratosphere with 39 employees voting in favor of retaining the Union and 13 employees voting against retaining the Union as their collective bargaining representative.

     The Company has historically had good relationships with unions representing its employees and the Company does not anticipate any business disruption as a result of these elections.

INSURANCE

     The Company carries insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the property. The policies provide business and commercial coverage, including third party liability, property damage, boiler and machinery, business interruption and stop-loss coverage for self-insured worker's compensation and medical benefit programs.

NEW LAWS AND REGULATIONS

     Changes in existing applicable state and federal laws and regulations and new laws and regulations could have a significant effect on operations. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress in June 1999. It is possible that this report may result in additional regulation and taxation of the gaming industry. In addition, any imposed limitations on college sports betting by either the Congress of the United States or the National Collegiate Athletic Association could adversely impact future revenues of the Company.

RELIANCE ON CERTAIN MARKETS

     The interstate highway between Las Vegas and Southern California, where large numbers of our customers reside, has experienced excessive traffic delays during peak periods. Such delays may affect the number of customers who visit our Company's property.

KEY EMPLOYEES

     There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business could be adversely affected in the event of the inability to recruit or retain key personnel.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water or (ii) may impose liability for the costs of cleaning up and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together "Environmental Laws"). The Company endeavors to maintain compliance with Environmental Laws, but from time to time, current or historical operations on the property may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company may incur costs for cleaning up contamination relating to historical uses of certain of its properties.

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

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of SGC. SGC is licensed by the Nevada Gaming Authorities to conduct nonrestricted gaming operations and is a corporate licensee under the terms of the Nevada Act (a "Corporate Licensee"). The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company and SGC have obtained the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities in Nevada.

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or SGC in order to determine whether such individual is suitable or should be licensed as a business associate of SGC. Officers, directors and certain key employees of SGC must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of SGC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Company and SGC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, liens, sales of securities and similar financing transactions by the Company and SGC are required to be reported to or approved by the Nevada Commission.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be found guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

LEVERAGE AND DEBT SERVICE

     As of December 31, 2000, the Company had long-term debt, less current maturities of $42.1 million, which represents approximately 24% of total capitalization of the Company at such date. Upon completion of the Hotel Expansion, estimated to be on or about June 30, 2001, long-term debt, less current maturates is expected to total approximately $88.5 million or approximately 40% of the estimated capitalization of the Company at that date. Estimated debt service primarily will consist of annual payments of interest and principal totaling approximately $13.0 million until maturity in March 2002.

     The Company's ability to service its debt will be dependent on its future performance which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will be sufficient to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. See Management's Discussion and Analysis of operations.

CERTAIN FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998 consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million). The only significant claim dispute was the rejection claim filed by Strato-Retail, LLC ("Strato-Retail"). (See Item 3. Legal proceedings). Effective September 30, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

     NEED FOR ADDITIONAL FINANCING. The Company has obtained bridge financing from American Real Estate Holdings, L.P. ("AREH"), a wholly-owned affiliate of American Real Estate Partners, L.P. ("AREP"). AREP is a publicly held entity, which is 85% owned by Mr. Carl C. Icahn. The proceeds of the financing are being used to complete the construction of the Hotel Expansion and related amenities (with an estimated total cost of $73.0 million) and to purchase the property under a master lease agreement (the "Master Lease") from Strato-Retail ($12.5 million). The bridge financing will be due and payable in early 2002. The Company is currently seeking funding to refinance the bridge financing and is considering various alternatives. There can be no assurance that the Company will ultimately be able to obtain adequate funding or, if available, will be on favorable terms to the Company.

     RISKS OF NEW CONSTRUCTION. Major construction projects (and particularly of the size, complexity and scale of the Hotel Expansion) entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, or delay or prevent the construction or opening of the Hotel Expansion, or otherwise affect its design and features. Delays in completing the Hotel Expansion may also result in increased completion costs.

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

OTHER INFORMATION

     On April 25, 2000, Mr. Icahn, owner and controlling person of NYBOR and AREH (together Icahn Entities), respectively, submitted a written offer to the Company to purchase the remaining outstanding shares not owned by Icahn Entities. Icahn Entities collectively own 89.6% of the Company's outstanding common stock. If the purchase is successful, it is anticipated that the Company would then be merged into Icahn Entities. Pursuant to the offer, shareholders of the Company, other than Icahn Entities, would receive approximately $44.33 per share based upon the offer's stated valuation of $90 million for the equity of the entire Company. Icahn Entities would thereafter be the Company's sole shareholder and together own 100% of the Company's common stock.

     On September 19, 2000, the Company announced a proposed going private transaction, which has been approved by the Board of Directors of the Company. The Company would be merged with a newly-formed subsidiary of AREP. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected the transaction will close in the third quarter of 2001.

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

     The Company entered into the Master Lease with Strato-Retail pursuant to which Strato-Retail was required to develop approximately 160,000 square feet of the second floor of the building in which the Tower is located into a retail and entertainment center. The Master Lease provided for base rent plus percentage rent. Strato-Retail paid the Company approximately $9.9 million for the construction of the Phase I retail shell and, pursuant to the Master Lease was obligated to pay $7.9 million for the construction of the Phase II expansion of the retail shell. Strato-Retail failed to pay any portion of the Phase II expansion costs and construction of Phase II was halted prior to completion. The Company, as part of the Restated Second Amended Plan, sought to assume the Master Lease. Strato-Retail opposed the assumption of the Master Lease and the Bankruptcy Court allowed confirmation and consummation of the Restated Second Amended Plan to occur prior to concluding the hearings on the Company's motion to assume the Master Lease. After evidentiary hearings, in June 1999, the Bankruptcy Court determined that the Company could not assume the Master Lease because of certain non-curable, prepetition date defaults under the Master Lease. As a result of the decision of the Bankruptcy Court, Strato-Retail was not required to reimburse the Company for the $7.9 million, and Strato-Retail asserted both a prepetition unsecured claim for breach of the Master Lease and a postpetition administrative claim for ongoing damages as a result of the breach of the Master Lease.

     ACQUISITION OF RETAIL CENTER. In September 2000, the Company created Stratosphere Leasing, LLC ("Leasing"), a wholly-owned limited liability company to lease and manage the retail shops located in the Stratosphere. Leasing was formed as a Limited Liability Company under Delaware law.

     By agreement dated September 30, 2000, between the Company and Strato-Retail the parties (i) agreed to dismiss various litigation actions pending between them; (ii) exchanged mutual releases; and (iii) agreed that Strato-Retail's rights, as tenant, under the Master Lease would be assigned to Leasing and the related construction agreement between the Company and Strato-Retail would be terminated. In connection with the transaction, the Company acquired the property under the Master Lease for $12,987,000. This transaction was financed with the proceeds of an unsecured, demand loan from AREH in the amount of $12,500,112 with an interest rate of 9.5% per annum.

     On October 4, 2000, the Company obtained an unsecured, demand note of $12,500,112 to acquire the property under the Master Lease from Strato-Retail. AREH initially provided the funding for this transaction with a 9.5% interest rate. Similar to the construction loan, beginning with the third month after receipt of the certificate of occupancy on the Hotel Expansion the loan shall be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including April 4, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each distribution received at the fluctuation rate per annum equal to the sum of (i) three hundred
(350) basis points plus (ii) the ninety (90) day London Interbank Offered Rate ("LIBOR"). An extension fee of 1% or $125,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a second mortgage against the real estate.

     In connection with the acquisition, Leasing acquired by assignment all of the subleases of Strato-Retail including the lease with McDonald's Corporation ("McDonald's"). The lease with McDonald's provides Leasing guarantees that McDonald's shall, for the initial term of the lease, achieve annual net income of approximately $494,000 or in the case of a partial calendar year, the prorated portion of $494,000 ("GANI"). The initial term of the lease expires on October 20, 2006. In the event that the annual net income (as defined) reported to landlord is less than the GANI, the landlord will refund the difference to McDonald's within 30 days of the determination of such difference. McDonald's has not notified Leasing of the annual net income for the year ended December 31, 2000; however, the terms of the acquisition provided that Strato-Retail would pay the entire difference for fiscal year 2000. The cash payment for the purchase was reduced by $500,000 to cover the income guarantee and such amount is recorded as a current liability as of December 31, 2000. Estimated future commitments under this guarantee are recorded as a long-term liability titled Accrued Lease Incentive in the amount of approximately $2.0 million.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's complaint for the avoidance of preferential transfers made to McDonald's (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals where it is currently pending.

     The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties have conducted discovery and no trial date has been set. Management anticipates that trial will be set after August 1, 2001 and before December 31, 2001.

     On February 26, 1998, the Company filed its Motion for Approval of Assumption of Unexpired Lease ("Assumption Motion") seeking to assume the Development and Lease Agreement ("Lease") with Strato-Retail. Strato-Retail opposed the Assumption Motion claiming that the cessation of Phase II construction was an incurable breach of the Lease by the Company. Strato-Retail also claimed damages due to the Company's alleged failure to timely tender the Phase II shell. After evidentiary hearing, the Bankruptcy Court entered its Order Re Motion for Approval of Assumption of Unexpired Lease ("Order") finding in pertinent part that the Company's failure to complete construction and the ramifications following therefrom are incurable "historical facts" and that the Company could not assume the Lease. The Bankruptcy Court's ruling was affirmed by the Bankruptcy Appellate Panel for the United States District Court of Appeals, Ninth Circuit on March 21, 2000. Further appeal to the Ninth Circuit Court of Appeals was filed by the Company. On July 16, 1999, Strato-Retail filed its protective proof of claim in excess of $139.5 million. The basis for the amount of the proof of claim is Strato-Retail's calculation of its alleged cash flow if Phase II had been completed as contemplated by the Lease. Strato-Retail acknowledged that it is only entitled to offset damages against the rent reserved under the Lease (approximately $1.3 million annually); however, Strato-Retail claims that the prepetition failure to complete Phase II is an ongoing breach by the Company because the incompletion of Phase II was found by the Bankruptcy Court to be incurable. On February 1, 2000, Strato-Retail filed an adversary complaint alleging prepetition damages in excess of $1 million plus a claimed right to set off future damages against future rent. Effective September 30, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

     On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The Complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the Complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RAH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' Complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss. If the case is not resolved by motion or by some other method, discovery will then commence. While management intends to vigorously contest this action, at this time it is not possible to estimate the eventual outcome of this matter.

     In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock ("Old Common Stock") commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. On June 24, 1994, the Old Common Stock commenced trading on the NASDAQ National Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under Bankruptcy Proceedings on January 27, 1997. The Old Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board. All trading of the Company's Old Common Stock ceased as of October 14, 1998, when such Old Common Stock was canceled pursuant to the Restated Second Amended Plan. On October 14, 1998, pursuant to the Restated Second Amended Plan, the Company issued 2,030,000 shares of New Common Stock ("New Common Stock"). There has been extremely limited trading volume of the New Common Stock since October 14, 1998. During 1999 and 2000, prices as reported on the over the counter bulletin board have ranged from $20 to $33 in 1999 and from $21 to $47 in 2000.

     The Company has never paid any cash dividends with respect to the Old Common Stock or New Common Stock. The Company had eight stockholders of record as of January 24, 2001 for New Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA

                                             SUCCESSOR COMPANY                                  PREDECESSOR COMPANY
                              -----------------------------------------------     -----------------------------------------------
                                 FISCAL           FISCAL        SEPTEMBER 28,     DECEMBER 29,         FISCAL           FISCAL
                               YEAR ENDED       YEAR ENDED      1998 THROUGH      1997 THROUGH       YEAR ENDED       YEAR ENDED
                              DECEMBER 31,     DECEMBER 26,     DECEMBER 27,      SEPTEMBER 27,     DECEMBER 28,     DECEMBER 29,
                                  2000             1999             1998              1998              1997             1996
                              ------------     ------------     -------------     -------------     ------------     ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues(a).............    $132,762         $123,227          $30,586          $ 99,386          $137,516        $ 108,739
Costs and expenses..........     125,387          120,035           30,636            93,802           134,711          439,905(b)
                                --------         --------          -------          --------          --------        ---------
Income (loss) from
  operations................       7,375            3,192              (50)            5,584             2,805         (331,166)
Income taxes and other
  expense...................       2,547              972              134             2,022            22,120           17,677
                                --------         --------          -------          --------          --------        ---------
Income (loss) before
  extraordinary item........       4,828            2,220             (184)            3,562           (19,315)        (348,843)
                                --------         --------          -------          --------          --------        ---------
Extraordinary item:
  Gain on pre-petition debt
    discharge...............          --               --               --           153,437(c)             --               --
                                --------         --------          -------          --------          --------        ---------
Net income (loss)...........    $  4,828         $  2,220          $  (184)         $156,999          $(19,315)       $(348,843)
                                ========         ========          =======          ========          ========        =========
Basic income (loss) per
  common share:
  Before extraordinary
    item....................    $   2,38         $   1.09          $ (0.09)                *          $  (0.33)       $   (6.00)
Extraordinary item..........          --               --               --                 *                --               --
                                --------         --------          -------          --------          --------        ---------
Net income (loss) per
  share.....................    $   2.38         $   1.09          $ (0.09)                *          $  (0.33)       $   (6.00)
                                ========         ========          =======          ========          ========        =========
Weighted average common
  shares outstanding........       2,030            2,030            2,030                 *            58,393           58,135
                                ========         ========          =======          ========          ========        =========

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

BALANCE SHEET DATA

                                         SUCCESSOR COMPANY                            PREDECESSOR COMPANY
                             ------------------------------------------   -------------------------------------------
                             DECEMBER 31,   DECEMBER 26,   DECEMBER 27,   SEPTEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                 2000           1999           1998           1998            1997           1996
                             ------------   ------------   ------------   -------------   ------------   ------------
(IN THOUSANDS)
Total Assets...............    $210,376       $157,488       $155,546       $165,109        $155,976       $181,080(b)
Capital lease                     5,778          8,445          8,979         11,150              --(d)      19,540
  obligations..............
Notes Payable..............      39,750             87            242            288             444(d)     253,000

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

OVERVIEW

     The Company operates an integrated casino, hotel, retail, and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 12, 2001, the operations included approximately 1,558 slot machines, 45 table games, a race and sports book, keno lounge, 1,444 hotel rooms and six themed restaurants.

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

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million). The only significant claim dispute was the rejection claim filed by Strato-Retail (see Item 3. Legal Proceedings). Effective September 30, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

RESULTS OF OPERATIONS

     The following discussion regarding the operating results of the Company will be a comparison of fiscal years 2000 to 1999 and 1999 to 1998. The comparison of operating results for fiscal year 1999 and 1998 is performed by comparing the operating results for the 1998 combined pre and post-reorganization periods to the actual results of fiscal year 1999 since operations have remained similar and such comparison would not be misleading.

                                                                                   COMBINED POST AND
                                                        SUCCESSOR COMPANY          PRE-REORGANIZATION
                                                   ----------------------------    ------------------
                                                   FISCAL YEAR     FISCAL YEAR        FISCAL YEAR
                                                      ENDED           ENDED              ENDED
                                                   DECEMBER 31,    DECEMBER 26,       DECEMBER 27,
                                                       2000            1999               1998
                                                   ------------    ------------    ------------------
(IN THOUSANDS)                                                                        (UNAUDITED)
REVENUES:
  Casino.......................................      $ 53,104        $ 48,491           $ 55,534
  Hotel........................................        26,168          24,640             23,998
  Food and beverage............................        36,157          33,230             33,760
  Tower, retail and other income...............        28,612          26,893             29,296
                                                     --------        --------           --------
Gross Revenues.................................       144,041         133,254            142,588
  Less: Promotional allowances.................        11,279          10,027             12,616
                                                     --------        --------           --------
Net Revenues...................................       132,762         123,227            129,972
                                                     --------        --------           --------

                                                                                   COMBINED POST AND
                                                        SUCCESSOR COMPANY          PRE-REORGANIZATION
                                                   ----------------------------    ------------------
                                                   FISCAL YEAR     FISCAL YEAR        FISCAL YEAR
                                                      ENDED           ENDED              ENDED
                                                   DECEMBER 31,    DECEMBER 26,       DECEMBER 27,
                                                       2000            1999               1998
                                                   ------------    ------------    ------------------
(IN THOUSANDS)                                                                        (UNAUDITED)
COSTS AND EXPENSES:
  Casino.......................................        30,009          28,079             30,424
  Hotel........................................        14,088          13,843             12,636
  Food and beverage............................        27,074          25,880             25,554
  Other operating expenses.....................        13,183          11,486             13,373
  Depreciation and amortization................         8,582           8,337              8,108
  Selling, general and administrative..........        32,451          32,410             34,343
                                                     --------        --------           --------
     Total Costs and Expenses..................       125,387         120,035            124,438
                                                     --------        --------           --------
INCOME FROM OPERATIONS.........................         7,375           3,192              5,534
                                                     --------        --------           --------
OTHER INCOME (EXPENSE):
  Interest income..............................         1,047             741                203
  Interest expense.............................        (1,057)           (867)            (1,532)
  Loss on sale of assets.......................            (4)            (71)               (72)
                                                     --------        --------           --------
     Total Other Expense, net..................           (14)           (197)            (1,401)
                                                     --------        --------           --------
INCOME BEFORE REORGANIZATION ITEMS, INCOME
  TAXES AND EXTRAORDINARY ITEM.................         7,361           2,995              4,133
REORGANIZATION ITEMS...........................            --              --               (754)
                                                     --------        --------           --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................         7,361           2,995              3,379
PROVISION FOR INCOME TAXES.....................         2,533             775                 --
                                                     --------        --------           --------
INCOME BEFORE EXTRAORDINARY ITEM...............         4,828           2,220              3,379
EXTRAORDINARY GAIN ON PREPETITION DEBT
  DISCHARGE....................................            --              --            153,437
                                                     --------        --------           --------
NET INCOME.....................................      $  4,828        $  2,220           $156,816
                                                     ========        ========           ========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR 2000 AND 1999

REVENUES

     Casino revenues increased $4.6 million (10%) from $48.5 million in fiscal year 1999 to $53.1 million for fiscal year 2000. Slot revenues increased $3.2 million from $36.0 million in fiscal year 1999 to $39.3 million for fiscal year 2000. Management attributes this increase to decreased disruption caused by escalator and race and sports book construction in 1999. Increased hotel occupancy also contributed to the increase. Race and sports book revenues increased $1.4 million from fiscal year 1999 to fiscal year 2000. The race and sports book opened in August, 1999.

     Hotel revenues increased $1.6 million (6%) from $24.6 million in fiscal year 1999 to $26.2 million for fiscal year 2000. Hotel occupancy increased from 92.1% in 1999 to 95.8% in 2000 and was the major contributing factor for the increase in hotel revenues. Hotel Average Daily Room Rate ("ADR") decreased from $51.87 in fiscal year 1999 to $51.42 in fiscal year 2000.

     Food and beverage revenues increased $2.9 million (9%) from $33.2 million in fiscal year 1999 to $36.1 million for fiscal year 2000. Increased hotel occupancy and food and beverage prices were the major contributors to the overall increase in food and beverage revenues in 2000.

     Tower, retail and other revenues increased $1.7 million from $26.9 million in fiscal year 1999 to $28.6 million for fiscal year 2000. An increase in entertainment revenues from aggressive showroom marketing and pricing contributed $1.5 million to the overall increase in Tower, retail and other revenues.

     Promotional allowances increased $1.3 million (12%) from $10.0 million in fiscal 1999 to $11.3 million for fiscal year 2000. Management attributes the increase to direct marketing efforts and special events offered to casino guests intended to increase hotel and showroom occupancy.

     Management expects to complete the Hotel Expansion, which includes an additional 1,002 rooms, a 350-seat coffee shop and related amenities by late June 2001. Accordingly, management expects casino, hotel, food, beverage, tower, retail, other revenues and promotional allowances to increase in 2001; however management also expects the hotel occupancy percentage and ADR to decline in 2001 as a result of the additional rooms.

COST AND EXPENSES

     Casino operating costs increased $1.9 million (7%) from $28.1 million in fiscal year 1999 to $30.0 million in fiscal year 2000. Additional gaming activity, including having the race and sports book open the entire year, lead to a $.8 million increase in labor costs. The Company also increased the number of slot machines on the floor, which are provided by manufacturers with participation agreements. In 2000, this increased slot lease percentage costs $.6 million from $1.6 million in fiscal year 1999 to $2.2 million in fiscal year 2000. Costs from casino marketing promotional events and the costs of providing complimentary rooms, food and beverage increased $.5 million in fiscal year 2000.

     Hotel operating costs increased $.3 million (2%) from $13.8 million in fiscal year 1999 to $14.1 million in fiscal year 2000. Increased hotel occupancy lead to a $.7 million increase in labor costs while room complimentary expenses decreased $.4 million.

     Food and beverage costs increased $1.2 million (5%) from $25.9 million in fiscal year 1999 to $27.1 million in fiscal year 2000. Increased food and beverage revenues lead to a $.8 million increase in food costs and a $.7 million increase in labor costs.

     Other operating expenses increased $1.7 million (15%) from $11.5 million in fiscal year 1999 to $13.2 million in fiscal year 2000. The costs of providing casino guests with complimentary entertainment and beverages increased $1.4 million and entertainer fees increased $.3 million in fiscal year 2000.

     In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

     Interest income increased $.3 million (41%) from $.7 million in fiscal year 1999 to $1.0 million for fiscal year 2000 due to investment of increased cash balances.

     Interest expense increased $.2 million (22%) from $.9 million in fiscal year 1999 to $1.1 million in fiscal year 2000. Interest from the Company's notes associated with the purchase of the retail lease from Strato-Retail increased expenses $.3 million while amortization of deferred financing costs decreased $.1 million for fiscal year 2000. Management expects interest expense to increase significantly in 2001 as additional notes are secured for financing the Company's Hotel Expansion.

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

     Tower, retail and other revenues of $26.9 million for fiscal year 1999 were $2.4 million (8%) less than the same period in 1998. Tower visitation (including the Top of The World Dining) totaled 2.2 million during fiscal year 1999, as compared to 2.4 million for the same period in 1998. The decline in Tower visitation (10%) is attributable to the increase in new attractions on the Las Vegas Strip. In addition, the Tower revenues and visitation was negatively impacted with the closure of the "High Roller" roller coaster for maintenance during April 1999.

COSTS AND EXPENSES

     Promotional allowances decreased from $12.6 million during fiscal year 1998 to $10.0 million for the same period in 1999. The reduction in promotional allowances was the result of less direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis.

     Casino operating costs declined approximately 8% from $30.4 million for the fiscal year 1998 to $28.1 million for the same period in 1999. The majority of the decline in casino operating expenses resulted from a $2.0 million reduction in the cost of providing complimentary room, food and beverage to casino guests and a $.4 million reduction in bad debt expense.

     Hotel operating costs increased 10% from $12.6 million for fiscal year 1998 to $13.8 million for 1999. Approximately $1.2 million of the increase is due to fewer room nights being provided to casino guests on a complimentary basis, the cost of which is charged to casino operations.

     Other operating expenses decreased 14% from $13.4 million for fiscal year 1998 to $11.5 million for 1999. The majority of this reduction is due to reduced entertainer fees and payroll costs associated with the showroom and Tower operations.

     Selling, general and administrative expenses decreased 6% from $34.3 million for fiscal year 1998 to $32.4 million for 1999. The reduction was the result of the implementation of a lower cost advertising campaign and a reduction in other fixed expenses.

OTHER FACTORS IMPACTING EARNINGS

     Interest income was approximately $.7 million for fiscal year 1999. Interest income earned during the same period in 1998 was approximately $1.0 million, of which $.8 million was classified as a Reorganization item.

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

LIQUIDITY AND CAPITAL RESOURCES

DEBT

     On July 21, 2000, AREH and NYBOR, provided $1,138,000 and $862,000, respectively, to the Company to fund the construction of the Hotel Expansion. Each note payable was an unsecured, demand note paying 9.5% interest. Both of the notes were paid in full on September 12, 2000.

     In September 2000, the Company obtained a commitment for a construction loan in the amount of $73,000,000 from AREH in order to finance the hotel construction. The construction loan includes a reserve for interest during construction of up to $5,000,000, which will terminate upon receipt of the certificate of occupancy on the hotel project. Beginning with the third month thereafter, the loan shall be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including March 31, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each distribution received at the fluctuating rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the LIBOR rate. A commitment fee of 1% or $730,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a first mortgage against the real estate, including assignment of all development architectural, engineering and construction rights and contracts.

     On September 1, 2000, September 12, 2000, October 20, 2000, November 9, 2000 and December 18, 2000, AREH provided funding of $2.0 million, $5.0 million, $4.75 million, $5.5 million and $10.0 million, respectively, to the Company to fund additional Phase II construction and to payoff the $1,138,000 and $862,000 demand notes referred to above. Each note payable is an unsecured, demand note paying 9.5% interest. These notes have been classified as long-term as bridge financing has been secured from AREH to complete the Hotel Expansion.

     On October 4, 2000, the Company borrowed $12,500,112 under an unsecured, demand note to acquire the property under the Master Lease from Strato-Retail. AREH initially provided the funding for this transaction with a 9.5% interest rate. Similar to the construction loan, beginning with the third month after receipt of the certificate of occupancy on the Hotel Expansion the loan shall be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including April 4, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each distribution received at the fluctuation rate per annum equal to the sum of (i) three hundred
(350) basis points plus (ii) the LIBOR rate. An extension fee of 1% or $125,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a second mortgage against the real estate.

     On April 30, 1999, the Company made a final payment of approximately $6.9 million on its then existing capital lease obligation.

     On May 28, 1999, the Company entered into a new $10.0 million capital lease ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest will be calculated based on the LIBOR rate for each period plus 2.5%. The current rate of interest for the period ended December 31, 2000, was 9.25%. A $2.0 million balloon payment will be due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation. In connection with the funding provided by AREH, on November 20, 2000, the Company obtained a waiver on the debt covenant restriction.

SHAREHOLDERS' EQUITY

     On October 4, 1999, AREH repurchased 985,286 shares of the Company from entities owned or controlled by Carl C. Icahn. On March 24, 2000, AREH purchased 50,000 shares of the Company's common stock from NYBOR, an entity controlled by Mr. Icahn. Upon completion of the transaction, Mr. Icahn continues to control approximately 89.6% of the Company's 2,030,000 Common Stock shares outstanding.

     The Company has not implemented a stock option plan and has not paid any dividends.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

     The Company had unrestricted cash balances of $23.4 million as of December 31, 2000. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

     The Company generated $14.6 million from operating activities and borrowed $41.8 million from related parties in fiscal year 2000. These funds were used to pay $28.1 million for construction of the Hotel Expansion, $12.5 million for the acquisition of the property under the Master Lease from Strato-Retail, $3.8 million for capital expenditures, $2.7 million for payments on the New Capital Lease Obligation and $2.0 million to repay short-term notes to related parties.

     Management anticipates that recurring capital expenditures during fiscal year 2001 will be approximately $4.3 million and will be funded from operating activities.

     In mid-1996, Stratosphere Corporation suspended construction of the 1,002-room hotel tower, which had reached a height of about 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower for a total construction budget of $65.0 million. The tower project includes 1,002 new guestrooms and guest amenities such as a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. The new 24-floor tower will also house a 350-seat coffee shop, new porte-cochere and valet parking entrance, gift ship and new tour bus entrance and lobby. The Company is also refurbishing, expanding and upgrading the existing Stratosphere Buffet, Montana's Steak House and Roxy's 50's Diner for an estimated construction budget of $3.0 million.

     In September 2000, the Company obtained a commitment for a construction loan in the amount of $73.0 million from American Real Estate Holdings, L.P. ("AREH") a wholly-owned affiliate of American Real Estate Partners, L.P. ("AREP"), in order to finance this construction. AREP is a publicly held entity, which is 85% owned by Mr. Icahn. AREP and Mr. Icahn own 89.6% of Stratosphere.

     The construction loan includes a reserve for interest during construction up to $5.0 million, which will terminate upon receipt of the certificate of occupancy on the project. Beginning with the third month thereafter, the loan should be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including March 31, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each distribution received at the fluctuating rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the LIBOR rate. A commitment fee of 1% or $730,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a first mortgage against the real estate including assignment of all development architectural, engineering and construction rights and contracts.

YEAR 2000

     The Company has completed an extensive program to ensure its computer systems are Year 2000 compliant and has experienced no significant problems to date associated with the Year 2000 issue. Additionally, to the best of management's knowledge, there are no claims pending or threatened against the Company arising from the Year 2000 issue.

OTHER

     On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in up to 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy is from guests traveling from southern California. The potential proliferation of gaming in southern California could have a material adverse effect on the Company's business. In addition, any limitations imposed on college sports betting could adversely impact future revenues of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposure relating to financial instruments. Management does not believe that changes in interest rates would have a material effect on the Company's financial instruments.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors -- December 31, 2000.........   25
Report of Independent Public Accountants -- December 26,
  1999......................................................   26
Consolidated Balance Sheets at December 31, 2000 and
  December 26, 1999.........................................   27
Consolidated Statements of Operations for fiscal year ended
  December 31, 2000 (Successor Company), December 26, 1999
  (Successor Company), for the period September 28, 1998
  through December 27, 1998 (Successor Company) and for the
  period December 29, 1997 through September 27, 1998
  (Predecessor Company).....................................   28
Consolidated Statements of Shareholders' Equity (Deficit)
  for the year ended December 31, 2000 (Successor Company),
  December 26, 1999 (Successor Company), September 28, 1998
  through December 27, 1998 (Successor Company) and for the
  period, December 29, 1997 through September 27, 1998
  (Predecessor Company).....................................   29
Consolidated Statements of Cash Flows for fiscal year ended
  December 31, 2000 (Successor Company), December 26, 1999
  (Successor Company), for the period September 28, 1998
  through December 27, 1998 (Successor Company) and for the
  period December 29, 1997 through September 27, 1998
  (Predecessor Company).....................................   30
Notes to Consolidated Financial Statements..................   33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheet of Stratosphere Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Phoenix, Arizona
February 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware corporation) and subsidiaries as of December 26, 1999 (the "Successor Company" see Note 2), and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 26, 1999 and the three months ended December 27, 1998 (Successor Company) and the nine months ended September 27, 1998 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As more fully described in Note 2 to the consolidated financial statements, effective October 14, 1998, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan, which was confirmed by the Bankruptcy Court on June 9, 1998. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 27, 1998. As a result, the consolidated financial statements for the periods subsequent to September 27, 1998 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 26, 1999 (Successor Company), and the results of their operations and their cash flows for the year ended December 26, 1999, and the three months ended December 27, 1998 (Successor Company), and the nine months ended September 27, 1998, (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSON LLP

Las Vegas, Nevada
February 11, 2000

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 23,441        $ 16,422
  Cash and cash equivalents-restricted......................       1,926           1,926
  Marketable securities.....................................       4,459           3,459
  Investments-restricted....................................         988           2,278
  Accounts receivable, net..................................       2,592           1,414
  Related party receivable..................................          73              --
  Other current assets......................................       5,191           5,284
                                                                --------        --------
Total Current Assets........................................      38,670          30,783
                                                                --------        --------
Property and Equipment, Net.................................     166,619         123,461
                                                                --------        --------
Other Assets:
  Deferred financing costs-net..............................         137             244
  Lessee incentive..........................................       1,950              --
  Other receivable..........................................       3,000           3,000
                                                                --------        --------
Total Other Assets..........................................       5,087           3,244
                                                                --------        --------
TOTAL ASSETS................................................    $210,376        $157,488
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade....................................    $  1,599        $  1,203
  Accounts payable-construction.............................       6,943              --
  Current portion of long-term note payable.................          --              87
  Current portion of capital lease obligations..............       2,667           2,667
  Current portion of notes payable to related party.........         713              --
  Accrued payroll and related expenses......................       4,912           5,212
  Other accrued expenses....................................      12,744          13,427
                                                                --------        --------
Total Current Liabilities...................................      29,578          22,596
                                                                --------        --------
Long-Term Liabilities:
  Accrued lessee incentive..................................       1,950              --
  Capital lease obligations-less current portion............       3,111           5,778
  Notes payable to related party-less current portion.......      39,037              --
                                                                --------        --------
Total Long-Term Liabilities.................................      44,098           5,778
                                                                --------        --------
TOTAL LIABILITIES...........................................      73,676          28,374
                                                                --------        --------
Commitments and Contingencies (Notes 14 and 15)
Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 3,000,000; no
    shares issued...........................................          --              --
  Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 2,030,000................          20              20
  Additional paid-in-capital................................     129,816         127,058
  Retained earnings.........................................       6,864           2,036
                                                                --------        --------
Total Shareholders' Equity..................................     136,700         129,114
                                                                --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $210,376        $157,488
                                                                ========        ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              PREDECESSOR
                                                                            SUCCESSOR COMPANY                   COMPANY
                                                               -------------------------------------------   -------------
                                                               FISCAL YEAR    FISCAL YEAR    SEPTEMBER 28,   DECEMBER 29,
                                                                  ENDED          ENDED       1998 THROUGH    1997 THROUGH
                                                               DECEMBER 31,   DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,
                                                                   2000           1999           1998            1998
                                                               ------------   ------------   -------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Casino....................................................     $ 53,104       $ 48,491        $13,147        $ 42,387
  Hotel.....................................................       26,168         24,640          5,929          18,069
  Food and beverage.........................................       36,157         33,230          8,328          25,433
  Tower, retail and other income............................       28,612         26,893          6,397          22,899
                                                                 --------       --------        -------        --------
Gross Revenues..............................................      144,041        133,254         33,801         108,788
  Less: Promotional allowances..............................       11,279         10,027          3,215           9,401
                                                                 --------       --------        -------        --------
NET REVENUES................................................      132,762        123,227         30,586          99,387
                                                                 --------       --------        -------        --------
COSTS AND EXPENSES:
  Casino....................................................       30,009         28,079          7,275          23,149
  Hotel.....................................................       14,088         13,843          3,268           9,368
  Food and beverage.........................................       27,074         25,880          6,531          19,023
  Other operating expenses..................................       13,183         11,486          3,158          10,215
  Depreciation and amortization.............................        8,582          8,337          2,116           5,993
  Selling, general and administrative.......................       32,451         32,410          8,288          26,055
                                                                 --------       --------        -------        --------
    Total Costs and Expenses................................      125,387        120,035         30,636          93,803
                                                                 --------       --------        -------        --------
INCOME (LOSS) FROM OPERATIONS...............................        7,375          3,192            (50)          5,584
                                                                 --------       --------        -------        --------
OTHER INCOME (EXPENSE):
  Interest income...........................................        1,047            741            203              --
  Interest expense..........................................       (1,057)          (867)          (307)         (1,226)
  Loss on sale of assets....................................           (4)           (71)           (30)            (42)
                                                                 --------       --------        -------        --------
    Total Other Expense, net................................          (14)          (197)          (134)         (1,268)
                                                                 --------       --------        -------        --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES AND
  EXTRAORDINARY ITEM........................................        7,361          2,995           (184)          4,316
REORGANIZATION ITEMS........................................           --             --             --            (754)
                                                                 --------       --------        -------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....        7,361          2,995           (184)          3,562
PROVISION FOR INCOME TAXES..................................        2,533            775             --              --
                                                                 --------       --------        -------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................        4,828          2,220           (184)          3,562
EXTRAORDINARY GAIN ON PREPETITION DEBT DISCHARGE............           --             --             --         153,437
                                                                 --------       --------        -------        --------
NET INCOME (LOSS)...........................................     $  4,828       $  2,220        $  (184)       $156,999
                                                                 ========       ========        =======        ========
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
  Before extraordinary item.................................     $   2,38       $   1,09        $ (0,09)              *
  Extraordinary item........................................           --             --             --               *
                                                                 --------       --------        -------        --------
  Net.......................................................     $   2,38       $   1,09        $ (0,09)              *
                                                                 ========       ========        =======        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................        2,030          2,030          2,030               *
                                                                 ========       ========        =======        ========

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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                             RETAINED
                                                              ADDITIONAL     EARNINGS          TOTAL
                                          COMMON   TREASURY    PAID-IN     (ACCUMULATED    SHAREHOLDERS'
                                          STOCK     STOCK      CAPITAL       DEFICIT)     EQUITY (DEFICIT)
                                          ------   --------   ----------   ------------   ----------------
(IN THOUSANDS)
Balances at December 28, 1997
  (Predecessor Company).................  $ 584      $ --     $ 218,546     $(376,129)       $(156,999)
Purchase of treasury stock resulting
  from Vegas World Vacation Package
  settlement............................     --       (30)           30            --               --
Net income..............................     --        --            --       156,999          156,999
                                          -----      ----     ---------     ---------        ---------
Balances at September 27, 1998
  (Predecessor Company).................  $ 584      $(30)    $ 218,576     $(219,130)       $      --
                                          =====      ====     =========     =========        =========
Balances at September 27, 1998
  (Predecessor Company).................  $ 584      $(30)    $ 218,576     $(219,130)       $      --
Cancellation of old common stock
  pursuant to the plan of
  reorganization........................   (584)       30           554            --               --
Issuance of new common stock pursuant to
  the plan of reorganization............     20        --            --            --               20
Elimination of accumulated deficit
  pursuant to the plan of
  reorganization........................     --        --      (219,130)      219,130               --
Additional paid-in-capital pursuant to
  the plan of reorganization............     --        --       127,058            --          127,058
                                          -----      ----     ---------     ---------        ---------
Balances at September 27, 1998
  (Successor Company)...................     20        --       127,058            --          127,078
Net loss................................     --        --            --          (184)            (184)
                                          -----      ----     ---------     ---------        ---------
Balances at December 27, 1998 (Successor
  Company)..............................     20        --       127,058          (184)         126,894
Net income..............................     --        --            --         2,220            2,220
                                          -----      ----     ---------     ---------        ---------
Balances at December 26, 1999 (Successor
  Company)..............................     20        --       127,058         2,036          129,114
Change in deferred tax asset valuation
  allowance related to book-tax
  differences existing at time of
  bankruptcy............................     --        --         2,758            --            2,758
Net income..............................     --        --            --         4,828            4,828
                                          -----      ----     ---------     ---------        ---------
Balances at December 31, 2000 (Successor
  Company)..............................  $  20      $ --     $ 129,816     $   6,864        $ 136,700
                                          =====      ====     =========     =========        =========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               PREDECESSOR
                                                             SUCCESSOR COMPANY                   COMPANY
                                                -------------------------------------------   -------------
                                                FISCAL YEAR    FISCAL YEAR    SEPTEMBER 28,   DECEMBER 29,
                                                   ENDED          ENDED       1998 THROUGH    1997 THROUGH
                                                DECEMBER 31,   DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,
                                                    2000           1999           1998            1998
                                                ------------   ------------   -------------   -------------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................    $  4,828       $ 2,220         $  (184)       $ 156,999
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization............       8,679         8,559           2,216            6,299
     Extraordinary gain on prepetition debt
       discharge..............................          --            --              --         (153,437)
     Reorganization Items:
       Professional Fees......................          --            --              --            3,492
       Management Retention Expense...........          --            --              --              233
       Vegas World Vacation Package
          Settlement..........................          --            --              --            3,347
       Adjust accounts to fair value..........          --            --              --           (8,598)
       Increase in allowed claims.............          --            --              --            3,708
       Interest Earned on Accumulated Cash
          During Chapter 11 Proceedings.......          --            --              --             (814)
     Provision (recoveries) for doubtful
       accounts...............................         137          (240)             24              139
     Loss on sale or disposal of assets.......           4            71              30               42
     Changes in operating assets and
       liabilities:
       Accounts and other receivable..........      (1,315)        1,444             136           (2,638)
       Other current assets...................          93           142           1,388           (1,061)
       Accounts payable-trade.................         396          (204)           (127)             410
       Accrued expenses.......................       1,775         1,033          (1,865)          12,363
                                                  --------       -------         -------        ---------
  Net Cash Provided by Operating Activities
     Before Reorganization Items..............      14,597        13,025           1,618           20,484
                                                  --------       -------         -------        ---------
  Increases (decreases) to Cash Resulting from
     Reorganization Items:
     Prepetition claims payable pursuant to
       amended plan...........................          --            --              --           (7,383)
     Professional fees paid...................          --            --              --           (2,783)
     Management Retention Disbursements.......          --            --              --             (836)
     Interest Earned on Accumulated Cash
       During Chapter 11 Proceedings..........          --            --              --              814
                                                  --------       -------         -------        ---------
  Net Cash Used in Reorganization Items.......          --            --              --          (10,188)
                                                  --------       -------         -------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....      14,597        13,025           1,618           10,296
                                                  --------       -------         -------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in cash and cash
     equivalents-restricted...................          --           292           5,165           (6,912)
  Purchase of marketable securities...........      (1,000)       (4,459)             --               --
  Proceeds from the sale of marketable
     securities...............................          --         1,000              --               --
  Decrease (increase) in
     investments-restricted...................       1,290         1,013             (38)            (114)

                                                                                               PREDECESSOR
                                                             SUCCESSOR COMPANY                   COMPANY
                                                -------------------------------------------   -------------
                                                FISCAL YEAR    FISCAL YEAR    SEPTEMBER 28,   DECEMBER 29,
                                                   ENDED          ENDED       1998 THROUGH    1997 THROUGH
                                                DECEMBER 31,   DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,
                                                    2000           1999           1998            1998
                                                ------------   ------------   -------------   -------------
(IN THOUSANDS)
  Payments for property and equipment.........     (16,790)       (6,596)         (2,658)          (1,062)
  Payments for construction in progress.......     (28,135)           --              --               --
  Increase in related party receivable........         (73)           --              --               --
  Cash proceeds from sale of property and
     equipment................................         124           551              40              308
                                                  --------       -------         -------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES..................................     (44,584)       (8,199)          2,509           (7,780)
                                                  --------       -------         -------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to creditors pursuant to plan of
     reorganization...........................          --           (67)         (5,165)              --
  Payments on long-term debt..................         (77)         (155)            (46)            (156)
  Proceeds from related party notes payable...      41,750            --              --               --
  Payments of related party notes payable.....      (2,000)           --              --               --
  Final payments on capital lease obligations
     -- original..............................          --        (8,979)         (2,171)          (6,807)
  Payments on capital lease obligations --
     new......................................      (2,667)       (1,556)             --               --
  Proceeds from capital lease obligations.....          --        10,000              --               --
  Increase in deferred financing costs........          --          (272)             --               --
                                                  --------       -------         -------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..................................      37,006        (1,029)         (7,382)          (6,963)
                                                  --------       -------         -------        ---------
Net increase (decrease) in cash and cash
  equivalents.................................       7,019         3,797          (3,255)          (4,447)
Cash and cash equivalents -- beginning of
  period......................................      16,422        12,624          15,879           20,326
                                                  --------       -------         -------        ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD....    $ 23,441       $16,422         $12,624        $  15,879
                                                  ========       =======         =======        =========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                                                                                                  PREDECESSOR
                                                              SUCCESSOR COMPANY                     COMPANY
                                                ---------------------------------------------    -------------
                                                FISCAL YEAR     FISCAL YEAR     SEPTEMBER 28,    DECEMBER 29,
                                                   ENDED           ENDED        1998 THROUGH     1997 THROUGH
                                                DECEMBER 31,    DECEMBER 26,    DECEMBER 27,     SEPTEMBER 27,
                                                    2000            1999            1998             1998
(IN THOUSANDS)                                  ------------    ------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest-net of capitalized
     interest...............................       $  656          $ 750            $240           $   1,005
  Income taxes..............................       $  509          $ 400            $ --           $      --
Non-Cash Investing and Financing Activities:
  Change in deferred tax asset valuation
     allowance related to book-tax
     differences existing at time of
     bankruptcy.............................       $2,758          $  --            $ --           $      --
  Decrease in land and building from
     donation of Bob Stupak Center..........       $   --          $(350)           $ --           $      --
  Increase in land and building from
     reduction in notes receivable from
     stockholder............................       $   --          $  --            $ --           $     350
  Cancellation of old common stock pursuant
     to the plan of reorganization..........       $   --          $  --            $ --           $    (584)
  Issuance of new common stock pursuant to
     the plan of reorganization.............       $   --          $  --            $ --           $      20
  Discharge of first mortgage
     notes..................................       $   --          $  --            $ --           $(203,000)
  Discharge of note payable -- affiliate....       $   --          $  --            $ --           $ (50,000)

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC, 2000 Las Vegas Boulevard Retail Corporation and Stratosphere Development, LLC, an entity controlled by Stratosphere Corporation, (collectively the "Company"). The Company operates an integrated casino, hotel, retail and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, including Arizona Charlie's, Inc. and Fresca LLC /d.b.a./ Arizona Charlie's East created Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects. Development was formed as a series Limited Liability Company under Delaware law.

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

BASIS OF PRESENTATION

     The Company has implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998, in the preparation of the accompanying consolidated financial statements. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows to distinguish between the predecessor and successor entities.

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

                                                                                           PREDECESSOR
                                                                                             COMPANY
                                                          SUCCESSOR COMPANY                ------------
                                             -------------------------------------------   DECEMBER 29,
                                                FISCAL         FISCAL      SEPTEMBER 28,      1997,
                                              YEAR ENDED     YEAR ENDED    1998, THROUGH     THROUGH
                                             DECEMBER 31,   DECEMBER 26,   DECEMBER 27,    SEPTEMBER 1,
                                                 2000           1999           1998            1998
                                             ------------   ------------   -------------   ------------
Food and Beverage.........................      $4,245         $4,075         $1,011          $3,316
Rooms.....................................       1,636          1,456            465           1,276
Other.....................................          48             85             20             155
                                                ------         ------         ------          ------
                                                $5,929         $5,616         $1,496          $4,747
                                                ======         ======         ======          ======

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less. Cash and cash equivalents-restricted as of December 31, 2000 and December 26, 1999, consist primarily of funds reserved for final settlement of unsecured claims pursuant to the Restated Second Amended Plan.

MARKETABLE SECURITIES

     The Company's marketable securities represent investments in high quality U.S. government agency and Portland, Oregon bonds. These securities are currently reported at cost, which approximates fair market value, and are considered available for sale.

INVESTMENTS RESTRICTED

     Investments-restricted at December 31, 2000 and December 26, 1999, consist primarily of funds pledged for Nevada sales and use tax, unpaid sports book tickets and workers' compensation benefits.

INVENTORIES

     Inventories, consisting primarily of food and beverage, retail merchandise and operating supplies, are stated at the lower of cost or market and included in other current assets. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment purchased prior to September 27, 1998 are stated at adjusted cost (see Note 2). Property and equipment purchased after September 27, 1998 are stated at cost. Capitalized lease assets are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease (See note 6). Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

     Depreciation and amortization of property and equipment is computed using the straight-line method over the following useful lives:

Buildings and improvements..................................    36-39 years
Furniture, fixtures and equipment...........................     3-15 years
Land improvements...........................................       15 years

     The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are amortized over the related assets' estimated useful lives. The Company recorded capitalized interest of $457,781 during fiscal year 2000. There was no capitalized interest during fiscal years 1999 and 1998.

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally estimates fair value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

SALES, ADVERTISING AND PROMOTION

     Sales, advertising and promotion costs are expensed as incurred and totaled $6,419,864; $6,438,065; $1,823,198 and $5,826,080 for the twelve month periods ended December 31, 2000 and December 26, 1999, the three months ended December 27, 1998 and the nine months ended September 27, 1998, respectively.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Based on the application of significant judgment, actual results could differ from those estimates.

EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no EPS calculation prior to the Effective Date as all Common Stock and equivalents were canceled as of that date. Pursuant to the Restated Second Amended Plan 2,030,000 New Common Stock shares were issued on the Effective Date. There were no Common Stock equivalents as of December 31, 2000.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal year presentation.

FISCAL YEAR-END

     The Company has adopted a 52- or 53-week accounting period. The Company's fiscal year is the 52 weeks ending on the last Sunday in December. The fiscal years ended December 26, 1999 and December 27, 1998 comprised 52-week years. Fiscal year ended December 31, 2000 was a 53-week year. Beginning in year 2001, the Company has adopted a calendar year reporting period.

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows to distinguish between the predecessor and successor entities.

     Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14 1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14 1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims will be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statement of operations. The amount of the gain was based on the Company's estimate of the amount of claims that will ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million). The only significant claim dispute was the rejection claim filed by Strato-Retail, LLC ("Strato-Retail"). (See Item 3, Legal Proceedings) On October 4, 2000, the Company and Strato-Retail executed a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things, and dismissed the above referenced appeal and adversary complaint.

FRESH START REPORTING

     Pursuant to the guidance of AICPA SOP 90-7, "fresh start reporting" has been reflected as of September 27, 1998, in the accompanying consolidated financial statements, since: i) the sum of the allowed claims, plus post-petition liabilities, exceeded the reorganization value of the pre-confirmation assets of the emerging entity; and ii) the Company experienced a change of control as defined in AICPA SOP 90-7. AICPA SOP 90-7 requires that under these circumstances a new reporting entity be created (referred to as the "Successor Company" in the Consolidated Financial Statements) and the assets and liabilities be recorded at their fair values.

     In support of the restructuring process, the Debtors retained an independent valuation advisor (the "Valuation Advisor") to appraise the Stratosphere Hotel & Casino Complex (the "Resort"). On March 24, 1997, the Valuation Advisor issued an appraisal report (hereinafter, the "Appraisal Report") to the Company's bankruptcy counsel. The Appraisal Report estimates the "as is" market value range of the fee simple interest in the real and personal property (of the Resort) to be $105 million to $130 million with the final point estimate of value being $120 million (as of March 24, 1997). The Appraisal Report assumes a marketing exposure period of 12 to 18 months would be required in order to realize a sales price at or about the level of the concluded value estimate.

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

                                               ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                           --------------------------------------------------------
                                            PREDECESSOR                                 SUCCESSOR
                                              COMPANY         DEBT         FRESH         COMPANY
                                           BALANCE SHEET    DISCHARGE      START      BALANCE SHEET
                                           -------------    ---------    ---------    -------------
                                                                (IN THOUSANDS)
Assets
Current Assets:
  Cash & cash equivalents................    $  26,516      $      --    $      --      $ 26,516
  Accounts Receivable, net...............        2,779             --           --         2,779
  Other current assets...................        6,814             --           --         6,814
                                             ---------      ---------    ---------      --------
Total Current Assets.....................       36,109             --           --        36,109
                                             ---------      ---------    ---------      --------
Property & Equipment, Net................      117,102             --        8,598       125,700
                                             ---------      ---------    ---------      --------
Other Assets (includes Other
  Receivables)...........................          300          3,000           --         3,300
                                             ---------      ---------    ---------      --------
Total Assets.............................    $ 153,511      $   3,000    $   8,598      $165,109
                                             =========      =========    =========      ========

                                               ADJUSTMENTS TO RECORD THE PLAN OF REORGANIZATION
                                           --------------------------------------------------------
                                            PREDECESSOR                                 SUCCESSOR
                                              COMPANY         DEBT         FRESH         COMPANY
                                           BALANCE SHEET    DISCHARGE      START      BALANCE SHEET
                                           -------------    ---------    ---------    -------------
                                                                (IN THOUSANDS)
Liabilities & Shareholders' Equity
  (Deficit)
Current Liabilities:
  Accounts payable-trade.................    $   1,534      $      --    $      --      $  1,534
  Current installments of long-term
     debt................................          148             --           --           148
  Current installments of capital
     lease...............................           --          8,979           --         8,979
  Accrued interest.......................           --            163           --           163
  Accrued payroll & related..............        6,958             --           --         6,958
  Other accrued expenses.................       10,554          7,383           --        17,937
                                             ---------      ---------    ---------      --------
Total Current Liabilities................       19,194         16,525           --        35,719
                                             ---------      ---------    ---------      --------
Long-Term Liabilities:
  Long-term note payable-less current....          141             --           --           141
  Capital lease obligations-less
     current.............................           --          2,171           --         2,171
                                             ---------      ---------    ---------      --------
Total Long-Term Liabilities..............          141          2,171           --         2,312
                                             ---------      ---------    ---------      --------
Liabilities Subject to Compromise:
  Accounts payable -- trade..............          348           (348)          --            --
  Accrued payroll & related exp..........           58            (58)          --            --
  Affiliate payable......................        4,708         (4,708)          --            --
  Other accrued expenses.................        5,688         (5,688)          --            --
  Capital lease obligations..............       11,313        (11,313)          --            --
  14 1/4% First Mortgage Notes...........      224,096       (224,096)          --            --
  Note payable to affiliate..............       50,000        (50,000)          --            --
                                             ---------      ---------    ---------      --------
Total Liabilities Subject to
  Compromise.............................      296,211       (296,211)          --            --
Total Liabilities........................      315,546       (277,515)          --        38,031
                                             ---------      ---------    ---------      --------
Shareholders' Equity (Deficit):
  Common Stock -- old....................          584           (584)          --            --
  Common Stock -- new (2,030,000
     shares).............................           --             20           --            20
  Treasury Stock.........................          (30)            30           --            --
  Additional Paid in Capital.............      218,576        127,612     (219,130)      127,058
  Accumulated earnings (deficit).........     (381,165)       153,437      227,728            --
                                             ---------      ---------    ---------      --------
Total Shareholders' Equity (Deficit).....     (162,035)       280,515        8,598       127,078
                                             ---------      ---------    ---------      --------
Total Liabilities & Shareholders' Equity
  (Deficit)..............................    $ 153,511      $   3,000    $   8,598      $165,109
                                             =========      =========    =========      ========

     The following proforma consolidated statements of operations reflect the results of operations as if the reorganization had been effective December 29, 1997 (the beginning of the 1998 fiscal year):

                 CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS

                                                         FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998
                                                         --------------------------------------------
                                                         AS REPORTED     ADJUSTMENTS       PRO FORMA
                                                         ------------    ------------      ----------
                                                                        (IN THOUSANDS)
Net Revenues...........................................    $129,972       $      --         $129,972
Costs and Expenses:
  Other expenses.......................................      68,400              --           68,400
  Depreciation and amortization........................       8,108             228(1)         8,336
  Selling, general and administrative..................      47,930              --           47,930
                                                           --------       ---------         --------
Total costs and expenses...............................     124,438             228          124,666
                                                           --------       ---------         --------
Income From Operations.................................       5,534            (228)           5,306
                                                           --------       ---------         --------
Other income (expense):
  Interest expense.....................................      (1,532)             --           (1,532)
  Other income (expense)...............................         131              --              131
                                                           --------       ---------         --------
Total other expense, net...............................      (1,401)             --           (1,401)
                                                           --------       ---------         --------
Reorganization Items...................................        (754)            754(2)            --
Income (Loss) Before Income Taxes and Extraordinary
  Item.................................................       3,379             526            3,905
                                                           --------       ---------         --------
Provision for Income Taxes.............................          --              --               --
Extraordinary gain on discharge of Prepetition
  liabilities..........................................     153,437        (153,437)(3)           --
Net Income (Loss)......................................    $156,816       $(152,911)        $  3,905
                                                           ========       =========         ========
Basic Income (Loss) per Common Share (2,030,000 new
  common shares).......................................          --              --         $   1.92
                                                           ========       =========         ========

---------------

(1) Estimated depreciation effect of adjustments to asset fair values for the fiscal year ended December 27, 1998

(2)  Elimination of effect of reorganization items

(3)  Elimination of the gain on pre-petition debt discharge

(3)  REORGANIZATION ITEMS

     Reorganization items consisted of the following for the nine-month period ended September 27, 1998 (in thousands):

                                                                PREDECESSOR COMPANY
                                                                   SEPTEMBER 27,
                                                                       1998
                                                                -------------------
Adjust accounts to fair value...............................          $(8,598)
Settlement of vacation package claims.......................            3,347
Professional fees...........................................            2,916
Interest earned on accumulated cash during Chapter 11
  proceedings...............................................             (814)
Increase in allowed claims..................................            3,708
Management retention compensation...........................              195
                                                                      -------
                                                                      $   754
                                                                      =======

Cash interest earned since the Petition Date, January 27, 1997 through September 27, 1998, totaled $1,665,711.

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

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
Hotel and related...........................................     $1,315          $  712
Gaming......................................................        346             317
Income Taxes................................................        359              --
Other.......................................................        926             602
                                                                 ------          ------
                                                                  2,946           1,631
Less allowance for doubtful accounts........................       (354)           (217)
                                                                 ------          ------
                                                                 $2,592          $1,414
                                                                 ======          ======

(5)  OTHER CURRENT ASSETS

     Other current assets consist of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                                DECEMBER 31,       DECEMBER 26,
                                                                    2000               1999
                                                              -----------------    ------------
Inventory...................................................       $2,102             $2,938
Prepaid expenses............................................        3,089              2,346
                                                                   ------             ------
                                                                   $5,191             $5,284
                                                                   ======             ======

(6)  PROPERTY AND EQUIPMENT -- NET

     Property and equipment consist of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                                DECEMBER 31,       DECEMBER 26,
                                                                    2000               1999
                                                              -----------------    ------------
Land and improvements, including land held for
  development...............................................      $ 21,510           $ 21,510
Building and improvements...................................        83,412             69,037
Furniture, fixtures and equipment...........................        27,757             25,699
Construction in progress....................................        52,520             17,442
                                                                  --------           --------
                                                                   185,199            133,688
Less accumulated deprecation and amortization...............       (18,580)           (10,227)
                                                                  --------           --------
                                                                  $166,619           $123,461
                                                                  ========           ========

     Included in property and equipment at December 31, 2000 and December 26, 1999, are assets recorded under capital leases of $17.2 million. Accumulated depreciation and amortization at December 31, 2000 and December 26, 1999 includes amounts recorded for capital leases of $4,480,032 and $2,594,131, respectively.

     In mid-1996, the Company suspended construction of the 1,002-room hotel tower, which had reached a height of approximately 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower for a total construction budget of $65.0 million. The tower project includes 1,002 new guestrooms and guest amenities such as a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. The new 24-floor tower will also house a 350-seat coffee shop, new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby. The Company is also refurbishing, expanding and upgrading the existing Stratosphere Buffet, Montana's Steak House and Roxy's 50's Diner for an estimated construction budget of $3.0 million.

(7)  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
Vacation packages...........................................    $ 2,815         $ 2,973
Accrued liabilities.........................................      3,203           3,220
Accrued restructuring costs.................................        825           1,244
Cash reserved for unpaid bankruptcy claims..................      1,926           1,926
Accrued taxes...............................................        744           1,127
Accrued/unclaimed sports tickets/prizes.....................        605           1,465
Other.......................................................      2,626           1,472
                                                                -------         -------
                                                                $12,744         $13,427
                                                                =======         =======

(8)  LONG TERM DEBT

     Long term debt consists of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                                DECEMBER 31,    DECEMBER 26,
                                                                    2000            1999
                                                                ------------    ------------
Related party...............................................      $39,750           $ --
Other.......................................................           --             87
                                                                  -------           ----
                                                                   39,750             87
Less current portion........................................         (713)           (87)
                                                                  -------           ----
Long-term debt-less current portion.........................      $39,037           $ --
                                                                  =======           ====

     The future aggregate annual maturities of related party long-term debt at December 31, 2000 are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
          2001...................    $   713
          2002...................     39,037
                                     -------
          Total..................    $39,750
                                     =======

     In September 2000, the Company obtained a commitment for a construction loan in the amount of $73.0 million from American Real Estate Holdings, L.P. ("AREH") a wholly-owned affiliate of American Real Estate Partners, L.P. ("AREP"), in order to finance the construction of the unfinished 1,002-room hotel tower and other amenities including the new pool area and coffee shop (the "Hotel Expansion"). AREP is a publicly held entity, which is 85% owned by Mr. Icahn. AREP and Mr. Icahn collectively own 89.6% of Stratosphere.

     The construction loan includes a reserve for interest during construction up to $5.0 million, which will terminate upon receipt of the certificate of occupancy on the project. Beginning with the third month thereafter, the loan should be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including March 31, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each loan advance at the fluctuating rate per annum equal to the sum of (i) three hundred
(300) basis points plus (ii) the ninety (90) day London Interbank Offered Rate ("LIBOR"). A commitment fee of 1% or $730,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a first mortgage against the real estate including assignment of all development architectural, engineering and construction rights and contracts.

     On September 1, 2000, September 12, 2000, October 20, 2000, November 9, 2000 and December 18, 2000, AREH provided funding of $2.0 million, $5.0 million, $4.75 million, $5.5 million and $10.0 million, respectively, to the Company to fund additional Hotel Expansion construction and to payoff the $1,138,000 and $862,000 demand notes referred to following. Each note payable is an unsecured, demand note paying 9.5% interest. These notes have been classified as long-term as bridge financing has been secured from AREH to complete the Hotel Expansion.

     On July 21, 2000, AREH and NYBOR, an entity controlled by Mr. Icahn, provided $1,138,000 and $862,000, respectively, to the Company to fund the Hotel Expansion. Each note payable was an unsecured, demand note paying 9.5% interest. Both of the notes were paid off on September 12, 2000.

     On October 4, 2000, the Company obtained an unsecured, demand note of $12,500,112 to acquire the property under a Master Lease agreement, (the "Master Lease") with Strato-Retail. AREH initially provided the funding for this transaction with a 9.5% interest rate. Similar to the construction loan, beginning with the third month after receipt of the certificate of occupancy on the Hotel Expansion the loan shall be repaid in equal monthly installments based upon a twenty (20) year amortization schedule and continuing through and including April 4, 2002, when all remaining balances shall be due. Interest shall begin to accrue on each distribution received at the fluctuation rate per annum equal to the sum of (i) three hundred (350) basis points plus (ii) the LIBOR rate. An extension fee of 1% or $125,000 is payable upon issuance of an acceptable commitment to the Company. The loan is to be collateralized by a second mortgage against the real estate.

     In connection with the acquisition, Stratosphere Leasing, LLC ("Leasing") acquired by assignment all of the subleases of Strato-Retail including the lease with McDonald's Corporation ("McDonald's"). The lease with McDonald's provides that the landlord (Leasing) guarantee that McDonald's shall, for the initial term of the lease, achieve annual net income of approximately $494,000 or in the case of a partial calendar year, the prorated portion of $494,000 ("GANI"). The initial term of the lease expires on October 20, 2006. In the event that the annual net income (as defined) reported to landlord is less than the GANI, the landlord will refund the difference to McDonald's within 30 days of the determination of such difference. McDonald's has not notified Leasing of the annual net income for the year ended December 31, 2000; however, the terms of the acquisition provided that Strato-Retail would pay the entire difference for fiscal year 2000. The cash payment for the purchase was reduced by $500,000 to cover the income guarantee and such amount is recorded as a current liability as of December 31, 2000. Estimated future commitments under this guarantee are recorded as a long-term liability titled accrued lease incentive in the amount of approximately $2.0 million. This amount will be amortized evenly over the remaining term of the lease.

(9)  LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

     In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various operating leases for certain retail space. The future minimum lease income required under these leases for years subsequent to December 31, 2000 are as follows (in thousands):

         YEAR ENDING DECEMBER 31,
         ------------------------
     2001..................................    $ 2,159
     2002..................................      2,328
     2003..................................      2,384
     2004..................................      2,223
     2005..................................      2,258
     Thereafter............................      2,376
                                               -------
                                               $13,728
                                               =======

     Management is currently renegotiating the terms of various leases, which will likely result in a reduction of the expected lease income stated above.

     The Company leases certain equipment under a non-cancelable capital lease. Future minimum lease payments, excluding contingent rentals, due under the non-cancelable capital lease for years subsequent to December 31, 2000, are as follows (in thousands):

         YEAR ENDING DECEMBER 31,
         ------------------------
     2001..................................    $ 3,093
     2002..................................      3,215
                                               -------
     Total minimum lease payments..........      6,308
     Less: amounts representing interest at
       9.25%...............................       (530)
                                               -------
     Present value of minimum capital lease
       payments............................      5,778
     Less: current installment.............     (2,667)
                                               -------
     Obligations under capital lease.......    $ 3,111
                                               =======

     Rent expense from operating leases was $-0-, $593,847, $310,171, and $1,148,761 for the twelve months ended December 31, 2000, December 26, 1999, three months ended December 27, 1998 and nine months ended September 27, 1998, respectively.

     The prime rate of interest was 9.50%, 8.50% and 7.75% at December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

(10)  SHAREHOLDERS' EQUITY

     Pursuant to the Restated Second Amended Plan becoming effective, all equity interests issued prior to October 14, 1998, were canceled including the Old Common Stock, options and warrants. New Common Stock of 2,030,000 shares, representing 100% of the Company's equity, was issued to the holders of the Company's 14 1/4% First Mortgage Notes (see Note 2).

     On October 4, 1999, AREH repurchased 985,286 shares from entities owned or controlled by Mr. Icahn. On March 24, 2000, AREH purchased 50,000 shares of the Company's common stock from NYBOR. Upon completion of the transaction, Mr. Icahn continues to control approximately 89.6% of the Company's Common Stock.

     On September 19, 2000, the Company announced a proposed going private transaction, which was approved by the Board of Directors of the Company. If the going private transaction is successful, it is anticipated that the Company would be merged with a newly formed subsidiary of AREP. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected the transaction will close in the third quarter of 2001.

     The Company has not implemented a stock option plan.

(11)  INCOME TAXES

     The income tax provision (benefit) attributable to income (losses) from operations for the fiscal years ended December 3, 2000 and December 26, 1999; the three month period ended December 27, 1998, and the nine month period ended September 27, 1998, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                                                                            PREDECESSOR
                                                        SUCCESSOR COMPANY                     COMPANY
                                          ---------------------------------------------    -------------
                                          FISCAL YEAR     FISCAL YEAR     SEPTEMBER 28,    DECEMBER 29,
                                             ENDED           ENDED        1998 THROUGH     1997 THROUGH
                                          DECEMBER 31,    DECEMBER 26,    DECEMBER 27,     SEPTEMBER 27,
                                              2000            1999            1998             1998
                                          ------------    ------------    -------------    -------------
Current provision.......................     $  358           $775            $ --            $ 1,351
Deferred (benefit)......................      2,175             --             (15)            (1,351)
Increase in deferred tax asset valuation
  allowance.............................         --             --              15                 --
                                             ------           ----            ----            -------
                                             $2,533           $775            $ --            $    --
                                             ======           ====            ====            =======

DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2000 and December 26, 1999 (in thousands):

                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
TEMPORARY DIFFERENCES
Current:
  Allowance for doubtful accounts...........................    $    124        $     76
  Gaming related............................................         397             261
  Accrued vacation and employee related.....................         977             858
  Outstanding chip and token liability......................         (17)            (68)
  Deferred income...........................................        (836)           (899)
  Other.....................................................        (341)             --
                                                                --------        --------
                                                                     304             228
                                                                --------        --------
Long-term:
  Pre-opening costs.........................................         915           2,500
  Debt issuance costs.......................................         (10)            (10)
  Excess of tax over book basis of assets due primarily to
     write down of assets...................................      72,953          77,088
                                                                --------        --------
                                                                  73,858          79,578
                                                                --------        --------

                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
Total Temporary Differences.................................      74,162          79,806
                                                                --------        --------
Carryforwards:
  Section 382 limitation (NOL)..............................       7,092           3,986
  Alternative minimum tax credit............................         306             727
  Other credits.............................................         304              --
                                                                --------        --------
Total Carryforwards.........................................       7,702           4,713
                                                                --------        --------
Total temporary differences and carryforwards...............      81,864          84,519
Valuation allowance.........................................     (81,864)        (84,519)
                                                                --------        --------
Total deferred tax assets (liabilities).....................    $     --        $     --
                                                                ========        ========

     The Company recorded a valuation allowance at December 31, 2000 and December 26, 1999, relating to net recorded net tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

     The provision (benefit) for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                    FISCAL YEAR     FISCAL YEAR       SEPTEMBER 28,
                                                       ENDED           ENDED           1998 THROUGH
                                                    DECEMBER 31,    DECEMBER 26,       DECEMBER 27,
                                                        2000            1999               1998
                                                    ------------    ------------    ------------------
Federal statutory rate............................      35.0%           35.0%             (35.0)%
Permanent differences.............................        .8%            2.0%              27.0%
Decrease in federal income tax credits............      (2.2)%            --                 --
Increase (decrease) in deferred tax asset
  valuation allowance.............................        .8%          (11.0)%              8.0%
                                                       -----           -----              -----
                                                        34.4%           26.0%                --%
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

     The total change in the valuation allowance was $2,655,000. This is comprised of a $2,758,000 reduction credited directly to additional paid-in-capital in accordance with SFAS 109 and the requirements for recording tax benefits associated with emergence from bankruptcy, and an increase of $103,000 credited to deferred tax expense relating to temporary differences originating after emergence from bankruptcy.

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

SECTION 382 LIMITATION

     As of December 31, 2000 and December 26, 1999, the Company had a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a "change in ownership" under Internal Revenue Code Section 382, the Company's ability to utilize depreciation and other tax attributes will be limited to approximately $6,400,000 per year for the five subsequent years. This limitation is applied to all built-in losses which exist on the "change of ownership" date, including all items giving rise to a deferred tax asset.

     For the years ended December 31, 2000 and December 26, 1999, a portion of the Company's depreciation and other tax attributes in the amount of approximately $4.0 million that existed on the "change of ownership" date were limited under Section 382. Pursuant to Section 382, the limited depreciation and other tax attributes are treated as a net operating loss, which the Company may utilize in subsequent years.

     The application of Section 382 also resulted in a reduction in the basis of the Company's assets for purposes of the Alternative Minimum Tax ("AMT"). As a result, the Company was subject to AMT for the years ended December 31, 2000 and December 26, 1999 of approximately $.4 million and $.7 million, respectively. This AMT will be carried forward as a credit against any regular tax generated in future periods.

(12)  OTHER RELATED PARTY TRANSACTIONS

     Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of December 31, 2000. On October 4, 1999, AREH repurchased 985,286 shares from entities owned or controlled by Mr. Icahn. On March 24, 2000, AREH purchased 50,000 shares of the Company's common stock from NYBOR. Upon completion of the purchase, AREH owned 51% of the Company's Common Stock.

     From January 1999, until their resignations in April 2000, Mr. Daniel A. Cassella and Mr. Thomas A. Lettero, Chief Executive Officer and Chief Financial Officer, respectively, provided management services to Arizona Charlie's Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities owned 100% by Mr. Icahn). Subsequently, Mr. Richard Brown, Chief Operating Officer of Stratosphere Gaming Corporation, Mr. Bobby Ray Harris, Senior Vice President of Operations of Stratosphere Gaming Corporation and Mr. William Bischoff, Chief Financial Officer, have provided similar management services. The Company has recorded a $30,000 receivable that was paid on January 17, 2001, from Arizona Charlie's Inc. and a $30,000 receivable that was paid on February 21, 2001, from Fresca, LLC ("Arizona Charlie's East") for payroll and other expenses related to the services performed from September 25, 2000 to December 31, 2000.

     Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the fourth quarter, 2000 and $.5 million for fiscal year 2000.

(13)  EMPLOYEE BENEFIT PLAN

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $4,622,104; $4,293,974; $1,158,570 and $3,254,482 for the twelve months ended December 31, 2000, December 26, 1999, three months ended December 27, 1998 and nine months ended September 27, 1998, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $195,387; $191,114; $55,818 and $109,967 for the twelve months ended December 31, 2000, December 26, 1999, three months ended December 27, 1998 and nine months ended September 27, 1998, respectively.

(14)  COMMITMENTS

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive an annual bonus of $20,000 for the first year. Future annual bonuses can be 0% -- 100% of Mr. Brown's Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary.

(15)  CONTINGENCIES

     The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. sec. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals where it is currently pending.

     The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties have conducted discovery; no trail date has been set. Management anticipates that trial will be set after August 1, 2001 and before December 31, 2001.

     Effective September 30, 2000, the Company and Strato-Retail executing a Settlement Agreement, Purchase and Sale Agreement and Mutual General Release, whereby the parties resolved all pending disputes, among other things.

     On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The Complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the Complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RAH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' Complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss. If the case is not resolved by motion or by some other method, discovery will then commence. While management intends to vigorously contest this action, at this time it not possible to estimate the eventual outcome of this matter.

     In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the Company's financial statements taken as a whole.

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the fiscal years ended December 31, 2000 and December 26, 1999 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                               MARCH 26,    JUNE 25,    SEPTEMBER 24,    DECEMBER 31,
                                                 2000         2000          2000             2000
                                               ---------    --------    -------------    ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................   $34,004     $32,088        $31,623         $35,047
Net income...................................     1,617       1,166            678           1,366
Basic and diluted income per common share....   $  0.80     $  0.57        $  0.33         $  0.67

                                               MARCH 28,    JUNE 27,    SEPTEMBER 26,    DECEMBER 26,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................     $33,915     $29,771        $30,712         $28,829
Net income (loss)..........................       2,119         122            101            (122)
Basic and diluted income (loss) per common
  share....................................     $  1.04     $  0.06        $  0.05         $ (0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 2000, the Company dismissed Arthur Andersen LLP as its independent accountants effective May 31, 2000. The Company engaged KPMG LLP as its new independent accountants as of March 1, 2000. The Form 8-K filed on March 1, 2000 by the Company regarding the change in accountants is incorporated by reference in the December 26, 1999 Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the
Company:

                  NAME                       AGE                    POSITION
                  ----                       ---                    --------
Carl C. Icahn............................     65    Chairman of the Board
John P. Saldarelli.......................     59    Director
Robert J. Mitchell.......................     54    Director
Martin Hirsch............................     46    Director
Judge Jerome M. Becker...................     65    Director
William F. Bischoff......................     59    Senior Vice President, Chief Financial
                                                    Officer.
                                                    Treasurer and Secretary

     CARL C. ICAHN, age 65, has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, NJ. Mr. Icahn received his B. A. from Princeton University.

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

     ROBERT J. MITCHELL, age 54, has been Senior Vice President-Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995 and was Treasurer of ACF from December 1994 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, since August 1993. Mr. Mitchell is a director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. Mr. Mitchell also serves as a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino, since October 14, 1998. Mr. Mitchell received his BS Degree in Business Administration from St. Francis College.

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

     WILLIAM F. BISCHOFF has been Senior Vice President Administration and Chief Financial Officer since April 2000. Mr. Bischoff also served as Vice President and Chief Financial Officer of Arizona Charlie's, Inc., an entity owned by Mr. Carl C. Icahn, from March 1999 to April 2000. From August 1995 until March 1999, Mr. Bischoff was the Controller of Golden Gate Hotel and Casino in Las Vegas, Nevada. From May 1993 until August 1995, Mr. Bischoff worked as an Independent Gaming Consultant and Certified Public Accountant. From July 1990 until May 1993, he served as Executive Vice President and Chief Financial Officer of Western Acceptance Corporation, an insurance premium finance company in Las Vegas, Nevada. Mr. Bischoff was employed with Caesars Palace in Las Vegas, Nevada from October 1987 until July 1990 as Assistant Vice President of Casino Administration.

OTHER MATTERS

     On January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Carl C. Icahn, Icahn associates Corp. and High River Limited Partnership ("High River") alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act of 1934. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. The Court then denied Reliance's motion for a preliminary injunction and ordered dissolution of the temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiffs' stay application. On January 30, 2001, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint against Mr. Icahn and his affiliates was dissolved. On March 22, 2001, the Court of Appeals ruled in favor of Mr. Icahn by affirming the judgment of the District Court.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company and for each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                     AWARDS
                                                                                  ------------
                                                       ANNUAL COMPENSATION         SECURITIES
                                                   ----------------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                        YEAR     SALARY       BONUS    OPTIONS (#)
---------------------------                        ----     -------     -------   ------------
DANIEL A. CASSELLA(a)...........................   2000     196,520          --       --
Chief Executive Officer                            1999     500,000          --       --
                                                   1998     158,582          --       --
ANDREW BLUMEN(b)................................   2000          --          --(c)     --
General Counsel                                    1999      67,920          --       --
                                                   1998     265,769     225,000       --
THOMAS A. LETTERO(d)............................   2000     112,305          --(c)     --
Executive Vice President/Chief Financial           1999     302,553     200,000       --
Officer, Treasurer and Secretary                   1998     307,334                   --
THOMAS WILLER...................................   2000     116,058          --(c)     --
Vice President Marketing                           1999     180,000          --       --
                                                   1998     180,000      83,125       --
WILLIAM F. BISCHOFF.............................   2000     142,907      18,700       --
Senior Vice President/Chief Financial              1999          --          --       --
Officer, Treasurer and Secretary                   1988          --          --       --

---------------

(a) Effective January 18, 2000, Mr. Cassella resigned as an officer and director to the Company.

(b)  Effective July 2, 1999, Mr. Blumen resigned as general counsel to the
     Company.

(c)  Represents amounts paid pursuant to Senior Executive Retention Agreements.

(d) Effective March 7, 2000, Mr. Lettero resigned as an officer of the Company and its subsidiaries.

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

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive an annual bonus of $20,000 for the first year. Future annual bonuses can be 0% -- 100% of Mr. Browns Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary.

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

                                                              NUMBER OF
NAME                                                           SHARES      PERCENT
----                                                          ---------    -------
Carl C. Icahn...............................................  1,818,600(a)  89.6
John P. Saldarelli..........................................         --       --
Robert J. Mitchell..........................................         --       --
Martin Hirsch...............................................         --       --
Jerome M. Becker............................................         --       --
William F. Bischoff.........................................         --       --
All directors and executive officers (as a group four
  persons)..................................................  1,818,600     89.6

---------------

(a) Includes 1,035,286 shares held by American Real Estate Holdings Limited Partnership ("AREH") that were repurchased from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depository units of AREP.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal years ended December 31, 2000 and December 26, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

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

     The Company has entered into a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn). The Company received hotel revenues of $.5 million during each of the fiscal years 2000 and 1999 from Lowestfare.com.

     On January 1, 1999, the Company employed Albo Antenucci for construction management services at a base annual salary of $75,000. Mr. Antenucci is the Executive Vice President and Chief Operating Officer of American Property Investors, Inc., the General Partner of both AREP and AREH. Mr. Antenucci received approximately $72,000 of compensation for the fiscal year ended December 26, 1999 and $47,885 of compensation in fiscal year 2000 through his termination date of July 31, 2000.

     In 1999, Mr. Cassella and Mr. Lettero provided "over sight" management services to Arizona Charlie's, an entity owned and controlled by Carl C. Icahn. The Company was reimbursed $240,000 for the cost of all such services provided. In 2000, Mr. Cassella, Mr. Lettero, Mr. Brown, Mr. Bischoff and Mr. Bobby Ray Harris, Senior Vice President of Operations continued to provide such services to both Arizona Charlie's, Inc and Fresca, LLC d.b.a. Arizona Charlie's East, entities owned and controlled by Mr. Carl C. Icahn. The Company was reimbursed $240,000 for the cost of all such services provided.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Consolidated Financial Statements:

     Included in Part II:

                 Report of Independent Auditors -- December 31, 2000.........      25
                 Report of Independent Public Accountants -- December 26,          26
                 1999........................................................
                 Consolidated Balance Sheets at December 31, 2000 and              27
                 December 26, 1999...........................................
                 Consolidated Statements of Operations for fiscal year ended       28
                 December 31, 2000 (Successor Company), December 26, 1999
                 (Successor Company) for the period September 28, 1998
                 through December 27, 1998 (Successor Company) and for the
                 period December 29, 1997 through September 27, 1998
                 (Predecessor Company).......................................
                 Consolidated Statements of Shareholders' Equity (Deficit)         29
                 for the year ended December 31, 2000 (Successor Company),
                 December 26, 1999 (Successor Company), September 28, 1998
                 through December 27, 1998 (Successor Company) and for the
                 period, December 29, 1997 through September 27, 1998
                 (Predecessor Company).......................................
                 Consolidated Statements of Cash Flows for fiscal year ended       30
                 December 31, 2000 (Successor Company), December 26, 1999
                 (Successor Company), for the period September 28, 1998
                 through December 27, 1998 (Successor Company) and for the
                 period December 29, 1997 through September 27, 1998
                 (Predecessor Company).......................................
                 Notes to Consolidated Financial Statements..................      33

     (a)(2)  Supplemental Financial Statement Schedules

     All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

     (a)(3)  Exhibits

EXHIBIT          DESCRIPTION OF DOCUMENT
-------          -----------------------
2(1)             Disclosure Statement to accompany the Company's Second Amended Plan of
                 Reorganization.(d)
2(2)             The Company's Restated Second Amended Plan of Reorganization, dated
                 February 26, 1998.(e)
3(1)             Certificate of Incorporation of the Company, as amended.(f)
3(2)             Bylaws of the Company, as amended and restated.(f)
3(3)             Articles of Incorporation of the Operating Subsidiary.(f)
3(4)             Bylaws of the Operating Subsidiary.(f)
10(1)            Owner Participation Agreement between the City of Las Vegas Downtown
                 Redevelopment Agency and the Company.(b)
10(2)            Development and Lease Agreement, dated March 11, 1996 by and between
                 Strato-Retail, LLC and the Company.(a)
10(3)            Participation Agreement, dated as of April 29, 1996 by and among
                 Stratosphere Gaming Corp., First Security Trust Company of Nevada, The
                 Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank
                 of Nevada, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA
                 Leasing & Capital Corporation and the Company.(b)
10(4)            Lease Agreement, dated as of April 29, 1996 by and between First
                 Security Trust Company of Nevada and Stratosphere Gaming Corp.(b)
10(5)            Loan Agreement, dated as of April 29, 1996 by and among First Security
                 Trust Company of Nevada, BA Leasing & Capital Corporation, Bank of
                 Scotland, First Interstate Bank of Nevada, Societe Generale, Credit
                 Lyonnais, Los Angeles Branch, and the Persons Listed on Schedule I.(b)

EXHIBIT          DESCRIPTION OF DOCUMENT
-------          -----------------------
10(6)            Promissory Notes from the Borrower to the Various Lenders.(b)
10(7)            Trust Agreement, dated as of April 29, 1996 between Stratosphere Gaming
                 Corp., as Grantor, and First Security Trust Company of Nevada, as
                 Trustee.(b)
10(8)            Security Agreement and Assignment of Lease, dated as of April 29, 1996 between First Security Trust Company of Nevada and BA Leasing & Capital
                 Corporation.(b)
10(9)            Guaranty, dated as of April 29, 1996 by the Company in favor of the
                 Beneficiaries named therein.(b)
10(10)           Subordination Agreement, entered into as of April 29, 1996 by and among
                 Stratosphere Gaming Corp., the Company, Grand Casinos, Inc., First
                 Security Trust Company of Nevada, and BA Leasing & Capital
                 Corporation.(b)
10(11)           Standstill and Amendment Agreement, dated as of October 30, 1996 by and among Stratosphere Gaming Corp., First Security Trust Company of
                 Nevada, Bank of Scotland, Wells Fargo Bank, National Association,
                 Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing &
                 Capital Corporation and the Company.(c)
10(12)           Senior Executive Retention Agreement, dated as of January 23, 1998 by and between Thomas Lettero and the Company.(e)
10(13)           Senior Executive Retention Agreement, dated as of January 23, 1998 by and between Andrew S. Blumen and the Company.(e)
10(14)           Executive Employment Agreement dated effective as of May 15, 1998 by and between Thomas A. Lettero and Stratosphere Corporation and
                 Stratosphere Gaming Corporation.(f)
10(15)           Participation Agreement, dated as of May 28, 1999, among Stratosphere
                 Gaming Corp., as Lessee, Stratosphere Corporation, as Guarantor, First
                 Security Trust Company of Nevada, as Lessor and Trustee, The Persons
                 Listed on Schedule II, as Lenders and Heller Financial Leasing, Inc.,
                 as Agent.(g)
10(16)           Exhibit A to Participation Agreement Form of Lease Agreement, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Lessor, and Stratosphere Gaming Corp., as Lessee.(g)
10(17)           Exhibit B to Participation Agreement Form of Loan Agreement, dated as of May 28, 1999, among First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Borrower, Heller Financial Leasing, Inc., as Agent, and
                 The Persons Listed on Schedule I, as Lenders.(g)
10(18)           Exhibit C to Participation Agreement Form of Trust Agreement, dated as of May 28, 1999, between Stratosphere Gaming Corp., as Grantor, and
                 First Security Trust Company of Nevada, as Trustee.(g)
10(19)           Exhibit D to Participation Agreement Form of Security Agreement and
                 Assignment of Lease, dated as of May 28, 1999, between First Security
                 Trust Company of Nevada, not in its individual capacity but solely as
                 Trustee, and Heller Financial Leasing, Inc. as Agent.(g)
10(20)           Exhibit E to Participation Agreement Form of Guaranty, dated as of May
                 28, 1999, of Stratosphere Corporation in favor of The Beneficiaries
                 Named Herein.(g)
10(21)           Exhibit G to Participation Agreement Landlord Waiver and Consent.(g)
10(22)           Exhibit H to Participation Agreement Form of Advance Request.(g)
10(23)           Exhibit I to Participation Agreement Form of Bill of Sale.(g)
10(24)           Exhibit J to Participation Agreement Form of Certificate of Acceptance
                 of Lessee.(g)
10(25)           Exhibit K to Participation Agreement Form of Investor's Lett er.(g)
10(26)           Exhibit M to Participation Agreement Form of Opinion of Counsel to
                 Parent and Lessee.(g)
10(27)           Executive Employment Agreement dated effective as of March 20, 2000 by and between Richard Brown and Stratosphere Corporation
21               Subsidiaries.(f)

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

                                          STRATOSPHERE CORPORATION
                                          Registrant


Date: March 23, 2001                                          /s/ WILLIAM F. BISCHOFF
                                              By: ----------------------------------------------------
                                                             Name: William F. Bischoff
                                                          Title:  Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

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
              /s/ CARL C. ICAHN                  Chairman of the Board
---------------------------------------------
                Carl C. Icahn

           /s/ JOHN P. SALDARELLI                Director
---------------------------------------------
             John P. Saldarelli

           /s/ ROBERT J. MITCHELL                Director
---------------------------------------------
             Robert J. Mitchell

              /s/ MARTIN HIRSCH                  Director
---------------------------------------------
                Martin Hirsch

            /s/ JEROME M. BECKER                 Director
---------------------------------------------
              Jerome M. Becker

           /s/ WILLIAM F. BISCHOFF               Chief Financial Officer, Treasurer and
---------------------------------------------    Secretary
             William F. Bischoff