Form 10-Q
period 2001-03-31
STRATOSPHERE CORP
filed 2001-05-11
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MARCH 12, 2001

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000                 3

CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH           4
31, 2001 AND MARCH 26, 2000

CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)  FOR THE THREE MONTHS                     5
ENDED MARCH 31, 2001 AND MARCH 26, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                    6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                         8-11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                               12






CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                    STRATOSPHERE CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                               2001             2000
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                      (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                                 $ 24,563         $ 23,441
       Cash and cash equivalents-restricted                                                         1,926            1,926
       Marketable securities                                                                        4,459            4,459
       Investments-restricted                                                                       1,037              988
       Accounts receivable, net                                                                     3,065            2,592
       Related party receivables                                                                      105               73
       Other current assets                                                                         5,095            5,191
---------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                               40,250           38,670
---------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                       181,515          166,619
---------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Deferred financing costs, net                                                                  113              137
       Lessee incentive                                                                             1,867            1,950
       Other receivable                                                                             3,000            3,000
---------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                  4,980            5,087
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                    $ 226,745        $ 210,376
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                   $   1,597        $   1,599
       Accounts payable-construction                                                                6,137            6,943
       Current portion of capital lease obligations                                                 2,667            2,667
       Current portion of notes payable to related party                                            1,781              713
       Accrued payroll and related expenses                                                         5,014            4,912
       Other accrued expenses                                                                      13,345           12,744
---------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                          30,541           29,578
---------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Accrued lessee incentive                                                                     1,950            1,950
       Capital lease obligations-less current portion                                               2,445            3,111
       Notes payable to related party-less current portion                                         53,719           39,037
---------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                        58,114           44,098
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  88,655           73,676
---------------------------------------------------------------------------------------------------------------------------

Commitments, Contingencies and Subsequent Events  (Notes 3, 4 and 5)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued                   -                -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                            20               20
       Additional paid-in-capital                                                                 129,816          129,816
       Retained earnings                                                                            8,254            6,864
---------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                        138,090          136,700
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 226,745        $ 210,376
===========================================================================================================================

           See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 26, 2000                                                    2001               2000
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                                                      $ 14,298           $ 14,161
        Hotel                                                                                          6,233              6,619
        Food and beverage                                                                              8,980              9,097
        Tower, retail and other income                                                                 6,884              7,056
--------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                        36,395             36,933
        Less promotional allowances                                                                    3,138              2,929
--------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                          33,257             34,004
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                         7,555              7,750
        Hotel                                                                                          2,499              2,496
        Food and beverage                                                                              6,146              6,774
        Other operating expenses                                                                       3,449              3,178
        Depreciation and amortization                                                                  2,423              2,090
        Selling, general and administrative                                                            8,935              9,258
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                        31,007             31,546
--------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                 2,250              2,458
--------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                  333                226
        Interest expense                                                                                (444)              (206)
        Gain on sale of assets                                                                             -                  9
--------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                 (111)                29
--------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                             2,139              2,487
--------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                               749                870
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                           $ 1,390            $ 1,617
================================================================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                                            $  0.68            $  0.80
================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                             2,030              2,030
================================================================================================================================


           See notes to condensed consolidated financial statements.




CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 26, 2000                                             2001              2000
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                             $  1,390         $  1,617
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                      2,447            2,114
               Provision for doubtful accounts                                                      105               38
               Gain on sale or disposal of assets                                                     -               (9)
               Changes in operating assets and liabilities:
                    Accounts receivable                                                            (578)          (1,030)
                    Other current assets                                                             96               (4)
                    Accounts payable - trade                                                         (2)             466
                    Accrued expenses and income taxes payable                                       703              181
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         4,161            3,373
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in investments-restricted                                                          (49)               -
        Payments for property and equipment                                                        (425)            (530)
        Payments for construction-in-progress                                                   (17,617)               -
        Increase in related party receivables                                                       (32)               -
        Cash proceeds from sale of property and equipment                                             -               16
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (18,123)            (514)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term debt                                                                    -              (32)
        Proceeds from related party notes payable                                                15,750                -
        Payments on capital lease obligations                                                      (666)            (444)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              15,084             (476)
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         1,122            2,383
Cash and cash equivalents - beginning of period                                                  23,441           16,422
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $ 24,563         $ 18,805
=========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                                   $    420         $    122
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

PRINCIPLES OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

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

RECLASSIFICATIONS

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the Company's net income.

FISCAL YEAR-END

Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52 or 53 weeks ending on the last Sunday in December. Fiscal year ended December 31, 2000 was a 53-week year.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no Common Stock equivalents as of March 31, 2001.

(2)  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at March 31, 2001 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3)  RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of March 31, 2001. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

On September 19, 2000, the Company announced a proposed going private transaction, which was approved by the Board of Directors of the Company. If the going private transaction is successful, it is anticipated that the Company would be merged with a newly formed subsidiary of AREH. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected the transaction will close in the third quarter of 2001.

Certain executives of the Company provide management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities owned 100% by Mr. Icahn). The Company has recorded a $45,116 receivable from Arizona Charlie's, Inc. and a $60,158 receivable from Fresca, LLC ("Arizona Charlie's East") for payroll and other expenses related to the services performed from January 1, 2001 to March 31, 2001.

On January 16, 2001, February 12, 2001 and March 14, 2001, AREH provided funding of $5.75 million, $5.3 million and $4.7 million, respectively, to the Company to fund additional construction of the 1,002-room hotel tower, Lucky's Coffee Shop and new pool area (the "Hotel Expansion"). Each note payable is an unsecured, demand note paying 9.5% interest.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.1 million during the first quarter, 2001.

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

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties have conducted discovery and no trial date has been set. The Company's motion to set a trial date is to be heard on May 23, 2001. Management anticipates that trial will be set after August 1, 2001 and before December 31, 2001.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiff's Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss. If the case is not resolved by motion or by some other method, discovery will then commence. Management intends to vigorously contest this action. However, at this time it is not possible to predict the eventual outcome of this matter.

On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. Management intends to vigorously contest this action. However, at this time it is not possible to predict the eventual outcome of this matter.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

(5)  SUBSEQUENT EVENTS

On April 18, 2001, AREH provided funding of $5.0 million to the Company to fund additional Hotel Expansion construction. The note payable is an unsecured, demand note paying 9.5% interest. Additional funding, at market rates, will be provided as needed.

Based on the previous irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the Hotel Expansion. The promissory note is secured by a deed of trust. Demand notes totaling $48.0 million, as of April 18, 2001, were replaced by this note. Future advances not to exceed $25.0 million will be drawn against the loan to complete the Hotel Expansion. Beginning with the third month after a Certificate of Occupancy ("CO") is issued for the Hotel Expansion, the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including the later of March 31, 2002 or twelve (12) months after issuance of the CO, when the remaining balance shall be due. Interest shall begin to accrue on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). One point or $730,000 is payable five (5) business days after issuance of the CO. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000.

Based on the previous irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust. Beginning with the third month after a CO is issued for the Hotel Expansion, the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest shall begin to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred (350) basis points plus (ii) the 90 day LIBOR. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000.

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

 OVERVIEW

 The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 31, 2001, the operations included 1,523 slot machines, 45 table games, a race and sports book, keno lounge, 1,444 hotel rooms and five themed restaurants.

 RESULTS OF OPERATIONS

 COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 26, 2000

 REVENUES

 Casino revenues of $14.3 million for the first quarter, 2001 were $.1 million (1%) greater than the first quarter, 2000. Revenues from table games increased $.2 million (5%) from $3.5 million for the first quarter, 2000 to $3.7 million for the first quarter, 2001. The Company's win percentage for table games increased from 16.3% for the first quarter, 2000 to 17.3% during the first quarter, 2001 and is the major contributing factor for the revenue increase. Revenues from slots increased $.2 million (2%) from $10.0 million for the first quarter, 2000 to $10.2 million for the first quarter, 2001. The Company closed its poker room on March 1, 2001, which accounted for $.1 million for the first quarters of 2001 and 2000. Keno revenues increased $.1 million to $.1 million for the first quarter, 2001. During the first quarter, 2000, the Company initiated a keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. The promotion was discontinued at the end of the second quarter, 2000. Race and Sports book revenues declined $.3 million (59%) from $.5 million in the first quarter, 2000 to $.2 million for the first quarter, 2001. The Company experienced a higher than expected win of $.3 million related to the 2000 National Football League Superbowl. Casino revenues represented 39% and 38% of total gross revenues for the first quarter of 2001 and 2000, respectively.

 Hotel revenues decreased $.4 million (6%) from $6.6 million for the first quarter, 2000 to $6.2 million for the first quarter, 2001. The average daily rate ("ADR") was $49 during the first quarter, 2001 as compared to $54 in the first quarter, 2000. Hotel occupancy increased from 94% during the first quarter, 2000 to 99% during the first quarter, 2001. In anticipation of the completion of the Hotel Expansion in the second half of 2001 and the need to fill an additional 1,002 rooms, during the first half of 2001, management has focused on enhancing the Company's relationships with travel agent wholesalers. As a result, the Company has increased, and will continue to increase, the number of rooms sold to these wholesalers. Rooms sold by wholesalers are generally set at fixed rates, in large room blocks and priced lower than convention and retail ("Rack") hotel room rates. Hotel revenues represented 17% and 18% of total gross revenues for the first quarter of 2001 and 2000, respectively.

 Tower, retail and other income decreased $.2 million (2%) from $7.1 million for the first quarter, 2000 to $6.9 million for the first quarter, 2001. Tower revenues decreased $.7 million from $3.8 million for the first quarter, 2000 to $3.1 million for the first quarter, 2001. Tower visitations (including Top of the World dining) decreased from 579,823 for the first quarter, 2000 to 472,675 during the first quarter, 2001. Ride admissions declined from 302,199 for the first quarter, 2000 to 200,140 during the first quarter, 2001. Lost hours of operation due to mechanical downtime for the High Roller roller coaster and the Big Shot ride increased from 546 for the first quarter, 2000 to 1,117 for the first quarter, 2001. Mechanical downtime for the rides was the major factor for the decline in Tower revenues, visitation and ride admissions. The mechanical difficulties of the rides have been rectified and the rides are now completely operational. In September 2000, the Company created Stratosphere Leasing, LLC ("Leasing"), a wholly-owned limited liability company to lease and manage the retail shops located in the Stratosphere. By agreement dated September 30, 2000, the Company purchased the rights to lease and manage the retail shops located in the Stratosphere from Strato-Retail, LLC. Revenues, as a result of this transaction, have increased $.7 million from $.3 million for the first quarter, 2000 to $1.0 million during the first quarter, 2001. Tower, retail and other revenues represented 19% of total gross revenues for the first quarters of 2001 and 2000.

 Management expects to complete the Hotel Expansion in June 2001. Accordingly, management anticipates casino, hotel, food, beverage, tower, retail and other revenues to increase in the second half of 2001. Management also expects hotel occupancy percentage and ADR to decline during this same period as a result of the additional 1,002 hotel rooms.
                                       9

COSTS AND EXPENSES

Promotional allowances increased $.2 million (7%) from $2.9 million for the first quarter, 2000 to $3.1 million for the first quarter, 2001. The increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted casino players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of casino hosted players, direct marketing efforts and special event offers targeting casino guests.

Food and beverage costs decreased $.7 million (9%) from $6.8 million for the first quarter, 2000 to $6.1 million for the first quarter, 2001. Food cost containment in purchasing and tighter inventory controls were the major factors contributing to the decrease in food and beverage costs. Management believes the Company will probably not realize food and beverage cost savings of this degree in future periods.

Other operating expenses increased $.2 million (9%) from $3.2 million for the first quarter, 2000 to $3.4 million during the first quarter, 2001. Management attributes the entire increase to costs associated with the administration of the retail mall operation. These costs will continue indefinitely.

Depreciation and amortization expenses increased $.3 million (16%) from $2.1 million for the first quarter, 2000 to $2.4 million during the first quarter, 2001. Management attributes the increase to the amortization of the purchase of the retail mall Master Lease over the remaining lease life of the current tenants and the amortization of the Lessee Incentive provided for McDonalds.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

Interest income increased $.1 million (47%) from $.2 million in the first quarter, 2000 to $.3 million during the first quarter, 2001 due to investment of increased cash balances accumulated from operations. Management expects interest income to continue to significantly outperform prior year as cash balances increase as a result of the opening of the Hotel Expansion.

Interest expense increased $.2 million (115%) from $.2 million in the first quarter, 2000 to $.4 million during the first quarter, 2001. Interest from the Company's note associated with the purchase of the mall Master Lease from Strato-Retail increased expenses $.3 million while interest expense associated with the New Capital Lease decreased $.1 million. Management expects interest expense to increase significantly beginning in the second half of 2001 upon completion of construction of the Company's Hotel Expansion.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

On January 16, 2001, February 12, 2001, March 14, 2001 and April 18, 2001, AREH provided funding of $5.75 million, $5.3 million, $4.7 million and $5.0 million, respectively, to the Company to fund additional construction of the Hotel Expansion. Each note payable is an unsecured, demand note paying 9.5% interest.

Based on the previous irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the Hotel Expansion. The promissory note is secured by a deed of trust. Demand notes totaling $48.0 million, as of April 18, 2001, were replaced by this note. Beginning with the third month after a CO is issued for the Hotel Expansion, the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including the later of March 31, 2002 or twelve (12) months after issuance of the CO, when the remaining balance shall be due. Interest shall begin to accrue on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day LIBOR. One point or $730,000 is payable five (5) business days after issuance of the CO. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000.

Based on the previous irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust. Beginning with the third month after a CO is issued for the Hotel Expansion, the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest shall begin to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred (350) basis points plus (ii) the 90 day LIBOR. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $24.6 million as of March 31, 2001. The Company has relied on unrestricted cash balances, its ability to generate cash flow from operations, as well as, short term borrowings from related parties to fund its working capital needs.

During the three months ended March 31, 2001, the Company generated $4.2 million in cash flows from operating activities and borrowed $15.75 million from related parties. These funds were used to pay $17.6 million for construction of the Hotel Expansion, $.7 million for payments on the new capital lease and $.4 million for capital expenditures.

As of March 31, 2001, the Company had approximately $1.8 reserved for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated reserve for unsecured disputed claims is included in other accrued liabilities on the accompanying March 31, 2001 Condensed Consolidated Balance Sheet. Additional payments will be made from restricted cash and/or investment balances.

OTHER

On March 8, 2000, California residents voted to expand Native American gaming operations within that state. The Native American gaming expansion could result in up to 43,000 slot machines on 57 tribal reservations. The Company estimates that approximately 35% of its hotel occupancy is from guests traveling from southern California. Any potential proliferation of gaming in southern California could have a material adverse effect on the Company's business. In addition, any imposed limitations on college sports betting could adversely impact future revenues of the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals where it is, currently pending.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties have conducted discovery and no trial date has been set. The Company's motion to set a trial date is to be heard on May 23, 2001. Management anticipates that trial will be set after August 1, 2001 and before December 31, 2001.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiff's Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss. If the case is not resolved by motion or by some other method, discovery will then commence. Management intends to vigorously contest this action. However, at this time it is not possible to predict the eventual outcome of this matter.

On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. Management intends to vigorously contest this action. However, at this time it is not possible to predict the eventual outcome of this matter.

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

                                      STRATOSPHERE CORPORATION

Date:  May 11, 2001                   By:  /s/ William F. Bischoff
                                          --------------------------------------
                                      Name:    William F. Bischoff
                                            ------------------------------------
                                      Title:   Secretary/Treasurer/CFO
                                               ---------------------------------