Form 10-Q
period 2001-06-30
STRATOSPHERE CORP
filed 2001-08-13
CIK 897743

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                           COMMISSION FILE NO. 1-12030

                            STRATOSPHERE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     88-0292318
      ---------------------------------                   -------------------
        (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

       2000 LAS VEGAS BOULEVARD SOUTH
              LAS VEGAS, NEVADA                                  89104
  ----------------------------------------                     ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (702) 382-4446
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES   X     NO
                                    -------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                 YES   X     NO
                                    -------     ------

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MARCH 12, 2001


================================================================================

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2001 (UNAUDITED) AND                 3
DECEMBER 31, 2000

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE              4
MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE SIX                5
MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE                    6
SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                 7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                      10-15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                             16

SIGNATURES                                                                            17

CONDENSED CONSOLIDATED
BALANCE SHEETS                                                                       STRATOSPHERE CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------

                                                                                                 JUNE 30,         DECEMBER 31,
                                                                                                   2001               2000
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                              (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                                 $ 25,075         $ 23,441
       Cash and cash equivalents-restricted                                                         1,926            1,926
       Marketable securities                                                                        2,000            4,459
       Investments-restricted                                                                       1,037              988
       Accounts receivable, net                                                                     2,648            2,592
       Related party receivables                                                                      344               73
       Other current assets                                                                         5,846            5,191
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                               38,876           38,670
--------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                       197,237          166,619
--------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Debt issuance and deferred financing costs, net                                                980              137
       Lessee incentive                                                                             1,783            1,950
       Other receivable                                                                             3,000            3,000
--------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                  5,763            5,087
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $241,876         $210,376
==========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                                    $  1,528         $  1,599
       Accounts payable-construction                                                                6,586            6,943
       Current portion of capital lease obligations                                                 4,445            2,667
       Current portion of notes payable to related party                                            2,569              713
       Accrued payroll and related expenses                                                         6,349            4,912
       Other accrued expenses                                                                      14,536           12,744
--------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                          36,013           29,578
--------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Accrued lessee incentive                                                                     1,605            1,950
       Capital lease obligations-less current portion                                                  --            3,111
       Notes payable to related party-less current portion                                         65,931           39,037
--------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                        67,536           44,098
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                 103,549           73,676
--------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies   (Notes 3 and 4)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued                  --               --
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                            20               20
       Additional paid-in-capital                                                                 129,816          129,816
       Retained earnings                                                                            8,491            6,864
--------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                        138,327          136,700
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $241,876         $210,376
==========================================================================================================================

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                                                      $ 14,207           $ 12,221
        Hotel                                                                                          6,771              6,535
        Food and beverage                                                                              8,569              9,003
        Tower, retail and other income                                                                 7,180              6,827
-------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                        36,727             34,586
        Less promotional allowances                                                                    3,219              2,498
-------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                          33,508             32,088
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                         8,167              6,946
        Hotel                                                                                          2,902              2,794
        Food and beverage                                                                              6,376              6,699
        Other operating expenses                                                                       3,533              3,143
        Depreciation and amortization                                                                  2,229              2,124
        Selling, general and administrative                                                            9,796              8,661
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                        33,003             30,367
-------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                   505              1,721
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                  241                261
        Interest expense                                                                                (382)              (175)
        Loss on sale of assets                                                                            --                (12)
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                 (141)                74
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                               364              1,795
-------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                               127                629
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                          $    237           $  1,166
===============================================================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                                           $   0.12           $   0.57
===============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                             2,030              2,030
===============================================================================================================================



           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)                                                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000                                                        2001               2000
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                                                      $ 28,505           $ 26,382
        Hotel                                                                                         13,004             13,154
        Food and beverage                                                                             17,549             18,100
        Tower, retail and other income                                                                14,064             13,883
-------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                        73,122             71,519
        Less promotional allowances                                                                    6,357              5,427
-------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                          66,765             66,092
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                                                        15,722             14,611
        Hotel                                                                                          5,401              5,413
        Food and beverage                                                                             12,522             13,473
        Other operating expenses                                                                       6,982              6,321
        Depreciation and amortization                                                                  4,652              4,214
        Selling, general and administrative                                                           18,731             17,881
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Costs and Expenses                                        64,010             61,913
-------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                 2,755              4,179
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                                                  574                487
        Interest expense                                                                                (826)              (381)
        Loss on sale of assets                                                                            --                 (3)
-------------------------------------------------------------------------------------------------------------------------------
                                      Total Other Income (Expense), net                                 (252)               103
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                             2,503              4,282
-------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                               876              1,499
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                          $  1,627           $  2,783
===============================================================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                                           $   0.80           $   1.37
===============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                             2,030              2,030
===============================================================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            STRATOSPHERE CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2001 AND  JUNE 25, 2000                                                  2001              2000
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                              $ 1,627          $ 2,783
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                      4,700            4,238
               Provision for doubtful accounts                                                      254               69
               Loss on sale or disposal of assets                                                    --                3
               Changes in operating assets and liabilities:
                    Accounts receivable                                                            (310)          (1,677)
                    Other current assets                                                           (654)             506
                    Accounts payable - trade                                                       (428)            (164)
                    Taxes payable                                                                 1,078              908
                    Accrued expenses                                                              1,806           (1,591)

------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         8,073            5,075
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in investments-restricted                                                          (49)              --
        Purchase of marketable securities                                                            --           (1,000)
        Proceeds from the sale of marketable securities                                           2,459               --
        Payments for property and equipment                                                      (1,804)          (3,918)
        Payments for construction-in-progress                                                   (33,300)              --
        Increase in related party receivables                                                      (271)              --
        Cash proceeds from sale of property and equipment                                            --              124
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (32,965)          (4,794)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt issuance and deferred financing costs                                                 (891)              --
        Payments on long-term debt                                                                   --              (65)
        Proceeds from related party notes payable                                                28,750               --
        Payments on capital lease obligations                                                    (1,333)          (1,111)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              26,526           (1,176)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              1,634             (895)
Cash and cash equivalents - beginning of period                                                  23,441           16,422
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $25,075          $15,527
========================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest                                                    $   358          $   293
        Income taxes                                                                            $    --          $   800
========================================================================================================================



           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC, 2000 Las Vegas Boulevard Retail Corporation and Stratosphere Development, LLC, an entity controlled by the Stratosphere Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

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

FISCAL YEAR-END

Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52 or 53 weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no Common Stock equivalents as of June 30, 2001.

(2) INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at June 30, 2001 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3) RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of June 30, 2001. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

On September 19, 2000, the Company announced a proposed going private transaction, which was approved by the Board of Directors of the Company. If the going private transaction is successful, it is anticipated that the Company would be merged with a newly formed subsidiary of AREH. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected that the transaction will close in the fourth quarter of 2001.

Certain executives of the Company provide management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). The Company has recorded a $122,458 receivable from Arizona Charlie's, Inc. and a $221,212 receivable from Fresca, LLC ("Arizona Charlie's East") for payroll and other expenses related to the services performed from April 1, 2001 to June 30, 2001. These receivables have been paid in full.

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky's Coffee Shop and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. On May 10, 2001, June 18, 2001 and July 30, 2001 AREH provided additional advances of $4.0 million, $4.0 million and $6.0 million, respectively, against the $73 million note. Future advances not to exceed $11.0 million may be drawn against the loan to complete the Hotel Expansion. Beginning with the third month after a Certificate of Occupancy ("CO") is issued for the Hotel Expansion, the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including the later of March 31, 2002 or twelve (12) months after issuance of the CO, when the remaining balance shall be due. The Company received a CO on June 22, 2001. Interest accrues on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). One point or $730,000 was payable after issuance of the CO. The Company paid AREH $730,000 on July 3, 2001. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension.

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. Beginning with the third month after a CO is issued for the Hotel Expansion, the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest began to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred (350) basis points plus (ii) the 90 day LIBOR. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.2 million during the second quarter, 2001 and $.3 million for the six months ended June 30, 2001.

(4) CONTINGENCIES

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgement. On or about December 4, 2000 McDonalds corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter is currently pending.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiff's Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss, and discovery has commenced. At this time it is not possible to predict the eventual outcome of this matter.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of June 30, 2001, the operations included 1,507 slot machines, 45 table games, a race and sports book, keno lounge, 2,444 hotel rooms and six themed restaurants.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000

REVENUES

Casino revenues of $14.2 million for the second quarter, 2001 were $2.0 million (16%) greater than the second quarter, 2000. Revenues from table games increased $.8 million (32%) from $2.5 million for the second quarter, 2000 to $3.3 million for the second quarter, 2001. The Company's win percentage for table games increased from 14.8% for the second quarter, 2000 to 17.4% during the second quarter, 2001 and is the major contributing factor for the revenue increase. Revenues from slots increased $1.5 million (16%) from $9.1 million for the second quarter, 2000 to $10.6 million for the second quarter, 2001. The Company's win percentage for slots increased by 6% and coin-in increased 10% during the second quarter, 2001 when compared to second quarter, 2000. Management also attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered player card program. Race and Sports book revenues declined $.3 million (62%) from $.5 million in the second quarter, 2000 to $.2 million for the second quarter, 2001. The Company experienced a higher than expected win of $.3 million related to the 2000 National Basketball Association Finals. Casino revenues represented 39% and 35% of total gross revenues for the second quarter of 2001 and 2000, respectively.

Hotel revenues increased $.2 million (4%) from $6.6 million for the second quarter, 2000 to $6.8 million for the second quarter, 2001. The average daily rate ("ADR") decreased from $50 during the second quarter, 2000 to $48 in the second quarter, 2001. Hotel occupancy increased from 97% during the second quarter, 2000 to 98% during the second quarter, 2001. The 1,000 additional rooms associated with the Hotel Expansion are now complete. The Company has begun an advertising campaign targeting retail and convention room guests in order to enhance ADR. Management will also continue to focus on maintaining the Company's relationships with the travel agent wholesalers. Hotel revenues represented 18% and 19% of total gross revenues for the second quarter of 2001 and 2000, respectively.

Food and beverage revenues decreased $.4 million (5%) from $9.0 million for the second quarter, 2000 to $8.6 million for the second quarter, 2001. Management attributes this decrease to disruptions caused by construction. Lucky's Coffee Shop opened in May 2001 and the newly remodeled Stratosphere Buffet opened July 25, 2001. Food and beverage revenues represented 23% and 26% of total gross revenues for the second quarter of 2001 and 2000, respectively.

Tower, retail and other income increased $.4 million (5%) from $6.8 million for the second quarter, 2000 to $7.2 million for the second quarter, 2001. Tower revenues decreased $.2 million from $3.7 million for the second quarter, 2000 to $3.5 million for the second quarter, 2001. Tower visitations (including Top of the World dining) decreased from 538,600 for the second quarter, 2000 to 507,945 during the second quarter, 2001. Ride admissions declined from 276,321 for the second quarter, 2000 to 245,806 during the second quarter, 2001. In September 2000, the Company created Stratosphere Leasing, LLC ("Leasing"), a wholly-owned limited liability company to lease and manage retail shops located in the Stratosphere. By agreement dated September 30, 2000 the Company purchased rights to lease and manage retail shops located in the Stratosphere from Strato-Retail, LLC. As a result of this transaction, revenues have increased $.6 million from $.3 million for the second quarter, 2000 to $.9 million during the second quarter, 2001. Tower, retail and other revenues represented 20% of total gross revenues for the second quarters of 2001 and 2000.

The 1,000 additional rooms associated with the Hotel Expansion are complete. Accordingly, management anticipates casino, hotel, food, beverage and tower revenues to increase in the second half of 2001. Management also expects hotel occupancy percentage and ADR to decline during this same period as a result of the additional 1,000 hotel rooms.

COSTS AND EXPENSES

Promotional allowances increased $.7 million (29%) from $2.5 million for the second quarter, 2000 to $3.2 million for the second quarter, 2001. The increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted casino players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of casino hosted players, direct marketing efforts and special event offers targeting casino guests.

Casino operating expenses increased $1.2 million (18%) from $7.0 million for the second quarter, 2000 to $8.2 million for the second quarter, 2001. Payroll and slot lease expenses each increased $.4 million as a result of increased casino play. Casino promotional expenses associated with direct marketing and Guaranteed Winners programs also increased $.4 million.

Food and beverage costs decreased $.3 million (5%) from $6.7 million for the second quarter, 2000 to $6.4 million for the second quarter, 2001. Food cost containment in purchasing and tighter inventory controls were the major factors contributing to the decrease in food and beverage costs. Management believes the Company will probably not realize food and beverage cost savings of this magnitude in future periods.

Other operating expenses increased $.4 million (12%) from $3.1 million for the second quarter, 2000 to $3.5 million during the second quarter, 2001. Management attributes the entire increase to costs associated with the administration of the retail shops, which will continue indefinitely.

Depreciation and amortization expenses increased $.1 million (5%) from $2.1 million for the second quarter, 2000 to $2.2 million during the second quarter, 2001. Management attributes the increase to the depreciation and amortization of the retail mall assets and tenant improvements over the remaining lease life of the current tenants and the amortization of the Lessee Incentive provided for McDonalds.

Selling, general and administrative expenses increased $1.1 million (13%) from $8.7 million for the second quarter, 2000 to $9.8 million during the second quarter, 2001. Advertising expenses increased $.7 million and utilities expenses increased $.5 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel Expansion.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

Interest expense increased $.2 million (115%) from $.2 million in the second quarter, 2000 to $.4 million during the second quarter, 2001. Interest from the Company's note associated with the purchase of the retail mall increased expenses $.3 million while interest expense associated with the New Capital Lease decreased $.1 million. Management expects interest expense to increase beginning in the second half of 2001 as additional funds are borrowed for financing the Company's Hotel Expansion and interest is no longer being capitalized. The 1,000 additional rooms associated with the Hotel Expansion became operational on June 22, 2001.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 25, 2000

REVENUES

Casino revenues of $28.5 million for the six months ended June 30, 2001 were $2.1 million (8%) greater than the six months ended June 25, 2000. Revenues from table games increased $1.0 million (16%) from $6.1 million for the six months ended June 25, 2000 to $7.1 million for the six months ended June 30, 2001. The

Company's win percentage for table games increased from 15.7% for the six months ended June 25, 2000 to 17.3% during the six months ended June 30, 2001 and is the major contributing factor for the revenue increase. Revenues from slots increased $1.7 million (9%) from $19.1 million for the six months ended June 25, 2000 to $20.8 million for the six months ended June 30, 2001. Management attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered player card program. Race and Sports book revenues declined $.6 million (60%) from $1.0 million in the six month ended June 25, 2000 to $.4 million for the six months ended June 30, 2001. The Company experienced a higher than expected win of $.3 million related to the 2000 National Football League Superbowl and a higher than expected win of $.3 million related to the 2000 National Basketball Association Finals. Casino revenues represented 39% and 37% of total gross revenues for the six months period of 2001 and 2000, respectively.

Hotel revenues decreased $.2 million (1%) from $13.2 million for the six months ended June 25, 2000 to $13.0 million for the six months ended June 30, 2001. The average daily rate ("ADR") decreased from $53 during the six months ended June 25, 2000 to $49 during the six months ended June 30, 2001. Hotel occupancy increased from 95% during the six months ended June 25, 2000 to 98% during the six months ended June 30, 2001. The 1,000 additional rooms associated with the Hotel Expansion are now complete. The Company has begun an advertising campaign targeting retail and convention room guests in order to enhance the ADR. Management will also continue to focus on maintaining the Company's relationships with the travel agent wholesalers. Hotel revenues represented 18% of total gross revenues for the six month period of 2001 and 2000, respectively.

Food and beverage revenues decreased $.6 million (3%) from $18.1 million for the six months ended June 25, 2000 to $17.5 million for the six months ended June 30, 2001. Management attributes this decrease to disruptions caused by construction. Lucky's Coffee Shop opened in May 2001 and the newly remodeled Stratosphere Buffet opened July 25, 2001. Food and beverage revenues represented 24% and 25% of total gross revenues for the six month period of 2001 and 2000, respectively.

Tower, retail and other income increased $.2 million (1%) from $13.9 million for the six months ended June 25, 2000 to $14.1 million for the six months ended June 30, 2001. Tower revenues decreased $.9 million (13%) from $7.5 million for the six months ended June 25, 2000 to $6.6 million for the six months ended June 30, 2001. Tower visitations (including Top of the World dining) decreased from 1,075,359 for the six months ended June 25, 2000 to 980,620 for the six months ended June 30, 2001. Ride admissions declined from 578,520 for the six months ended June 25, 2000 to 445,946 for the six months ended June 30, 2001. Lost hours of operation due to mechanical downtime for the High Roller roller coaster and the Big Shot ride increased 29% from 1,334 for the six months ended June 25, 2000 to 1,721 for the six months ended June 30, 2001. Mechanical downtime for the rides was the major factor for the decline in Tower revenues, visitation and ride admissions. The mechanical difficulties of the rides had been rectified by the end of the first quarter, 2001. The rides are now completely operational. Entertainment revenues increased $.2 million from $2.3 million in the six months ended June 25, 2000 to $2.5 million for the six months ended June 30, 2001. Management attributes the increase in Entertainment revenue to increased showroom pricing. Management anticipates revenues will continue to accelerate as the Company increases in number of special events and concerts. The Company expects to complete the construction of a new 3,500 seat outdoor amphitheatre in September 2001. In September 2000, the Company created Stratosphere Leasing, LLC ("Leasing"), a wholly-owned limited liability company to lease and manage the retail shops located in the Stratosphere. By agreement dated September 30, 2000, the Company purchased the rights to lease and manage the retail shops located in the Stratosphere from Strato-Retail, LLC. Revenues, as a result of this transaction, have increased $1.5 million from $.5 million for the six months ended June 25, 2000 to $2.0 million for the six months ended June 30, 2001. Tower, retail and other revenues represented 19% of total gross revenues for the six month period of 2001 and 2000.

The 1,000 additional rooms associated with the Hotel Expansion are complete. Accordingly, management anticipates casino, hotel, food, beverage and tower revenues to increase in the second half of 2001. Management also expects hotel occupancy percentage and ADR to decline during this same period as a result of the additional 1,000 hotel rooms.

COSTS AND EXPENSES

Promotional allowances increased $.9 million (17%) from $5.4 million for the six months ended June 25, 2000 to $6.3 million for the six months ended June 30, 2001. The increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted casino players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of casino hosted players and direct marketing efforts and special event offers targeting casino guests.

Casino operating expenses increased $1.1 million (8%) from $14.6 million for the six months ended June 25, 2000 to $15.7 million for the six months ended June 30, 2001. Payroll increased $.6 million as a result of increased casino play. Casino promotional expenses associated with direct marketing and Guaranteed Winners programs increased $.7 million. Outside services expense decreased $.2 million as a direct result of bringing check cashing services in house.

Food and beverage costs decreased $1.0 million (7%) from $13.5 million for the six months ended June 25, 2000 to $12.5 million for the six months ended June 30, 2001. Food cost containment in purchasing and tighter inventory controls were the major factors contributing to the decrease in food and beverage costs. Management believes the Company will probably not realize food and beverage cost savings of this magnitude in future periods.

Other operating expenses increased $.7 million (10%) from $6.3 million for the six months ended June 25, 2000 to $7.0 million during the six months ended June 30, 2001. Management attributes the entire increase to costs associated with the administration of the retail shops, which will continue indefinitely.

Depreciation and amortization expenses have increased $.4 million (10%) from $4.2 million for the six months ended June 25, 2000 to $4.6 million during the six months ended June 30, 2001. Management attributes the increase to the depreciation and amortization of the retail mall over assets and tenant improvements the remaining lease life of the current tenants and the amortization of the Lessee Incentive provided for McDonalds.

Selling, general and administrative expenses increased $.9 million (5%) from $17.9 million for the six months ended June 25, 2000 to $18.7 million during the six months ended June 30, 2001. Utilities expenses increased $.8 million. Utilities expense will continue to outpace last year because of the 1,000 additional rooms and because of increased utility rates for electricity and gas. Management has contracted with a new vendor for reduced fixed rate gas supplies effective July 1, 2001. Advertising expenses increased $.3 million and payroll expenses have increased $.3 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel expansion. These increases were offset by a $.5 million gaming tax adjustment during the six months ended June 25, 2000.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

Interest income increased $.1 million (18%) from $.5 million in the six months ended June 25, 2000 to $.6 million during the six months ended June 30, 2001 due to investment of increased cash balances accumulated from operations.

Interest expense increased $.4 million (117%) from $.4 million in the six months ended June 25, 2000 to $.8 million during the six months ended June 30, 2001. Interest from the Company's note associated with the purchase of the retail mall increased expenses $.6 million while interest expenses associated with the Capital Lease decreased $.2 million. Management expects interest expense to increase beginning in the second half of 2001 as additional funds are borrowed for financing the Company's Hotel Expansion, which was operational as of June 22, 2001.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky's Coffee Shop and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. On May 10, 2001, June 18, 2001 and July 30, 2001 AREH provided additional advances of $4.0 million, $4.0 million and $6.0 million, respectively, against the $73 million note. Future advances not to exceed $11.0 million may be drawn against the loan to complete the Hotel Expansion. Beginning with the third month after a Certificate of Occupancy ("CO") is issued for the Hotel Expansion, the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including the later of March 31, 2002 or twelve (12) months after issuance of the CO, when the remaining balance shall be due. The Company received a CO on June 22, 2001. Interest accrues on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). One point or $730,000 was payable after issuance of the CO. The Company paid AREH $730,000 on July 3, 2001. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension.

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. Beginning with the third month after a CO is issued for the Hotel Expansion, the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest began to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred (350) basis points plus (ii) the 90 day LIBOR. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $25.1 million as of June 30, 2001. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the six months ended June 30, 2001, the Company generated $8.1 million in cash flows from operating activities, $2.5 million from the sale of marketable debt securities and borrowed $28.8 million from related parties. These funds were used to pay $33.3 million for construction of the Hotel Expansion, $1.8 million for capital expenditures, $1.3 million for payments on the Capital Lease and $.9 million for debt issuance costs.

As of June 30, 2001, the Company had approximately $1.8 reserved for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated reserve for unsecured disputed claims is classified as other accrued liabilities on the accompanying June 30, 2001 Condensed Consolidated Balance Sheet. Additional payments required, if any, will be made from restricted cash and/or investment balances.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. ss. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgement. On or about December 4, 2000 McDonalds corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter is currently pending.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). The Company has moved to dismiss one of the counts of plaintiffs' complaint. The Company also opposed plaintiff's Motion for Preliminary Injunction. On March 7, 2001, the Court held a hearing on the plaintiff's Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, the parties are awaiting the Court's ruling on the Motion to Dismiss, and discovery has commenced. At this time it is not possible to predict the eventual outcome of this matter.

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

 ITEM 5. OTHER INFORMATON
         GOING PRIVATE - SEE 2000 10Q'S

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       STRATOSPHERE CORPORATION

Date:  August 14, 2001                 By:  /s/  William F. Bischoff
                                           -------------------------------------
                                           Name:  William F. Bischoff
                                           Title: Secretary/Treasurer/CFO