Form 10-Q
period 2001-09-30
STRATOSPHERE CORP
filed 2001-11-09
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date: 2,030,000 as of September 30, 2001.

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and         3
December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) for the three months       4
ended September 30, 2001 and September 24, 2000

Condensed Consolidated Statements of Operations (unaudited) for the nine months        5
ended September 30, 2001 and September 24, 2000

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months        6
ended September 30, 2001 and September 24, 2000

Notes to Condensed Consolidated Financial Statements                                 7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and           10-17
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   17

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            18

Signatures                                                                            19

CONDENSED CONSOLIDATED
BALANCE SHEETS                         STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2001          2000
                                                                                       -------------  ------------
(In thousands, except share data)                                                       (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                          $ 24,495     $ 23,441
       Cash and cash equivalents-restricted                                                  1,926        1,926
       Marketable securities                                                                 4,200        4,459
       Investments-restricted                                                                1,037          988
       Accounts receivable, net                                                              2,957        2,592
       Related party receivables                                                               219           73
       Other current assets                                                                  5,257        5,191
                                                                                          --------     --------
Total Current Assets                                                                        40,091       38,670
                                                                                          --------     --------
Property and Equipment, Net                                                                200,250      166,619
                                                                                          --------     --------
Other Assets:
       Debt issuance and deferred financing costs, net                                         715          137
       Lessee incentive                                                                      1,699        1,950
       Other receivable                                                                      3,000        3,000
                                                                                          --------     --------
Total Other Assets                                                                           5,414        5,087
                                                                                          --------     --------
TOTAL ASSETS                                                                              $245,755     $210,376
                                                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                             $  1,191     $  1,599
       Accounts payable-construction                                                         1,324        6,943
       Current portion of capital lease obligation                                           3,778        2,667
       Current portion of notes payable to related party                                     3,690          713
       Accrued payroll and related expenses                                                  5,342        4,912
       Other accrued expenses                                                               13,659       12,744
                                                                                          --------     --------
Total Current Liabilities                                                                   28,984       29,578
                                                                                          --------     --------
Long-Term Liabilities:
       Accrued lessee incentive                                                              1,605        1,950
       Capital lease obligation-less current portion                                            --        3,111
       Notes payable to related party-less current portion                                  76,810       39,037
                                                                                          --------     --------
Total Long-Term Liabilities                                                                 78,415       44,098
                                                                                          --------     --------
TOTAL LIABILITIES                                                                          107,399       73,676
                                                                                          --------     --------

Commitments and Contingencies (Notes 3 and 4)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued           --           --
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                     20           20
       Additional paid-in-capital                                                          129,816      129,816
       Retained earnings                                                                     8,520        6,864
                                                                                          --------     --------
Total Shareholders' Equity                                                                 138,356      136,700
                                                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $245,755     $210,376
                                                                                          ========     ========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000                 2001          2000
                                                                           --------      --------
(In thousands, except per share data)

REVENUES:
        Casino                                                             $ 17,541      $ 12,846
        Hotel                                                                 9,551         5,977
        Food and beverage                                                     9,838         8,541
        Tower, retail and other income                                        6,900         7,120
                                                                           --------      --------
Gross Revenues                                                               43,830        34,484
        Less promotional allowances                                           3,769         2,861
                                                                           --------      --------
NET REVENUES                                                                 40,061        31,623
                                                                           --------      --------

COSTS AND EXPENSES:
        Casino                                                                9,652         7,268
        Hotel                                                                 4,007         2,696
        Food and beverage                                                     7,427         6,205
        Other operating expenses                                              3,297         3,377
        Depreciation and amortization                                         2,349         2,048
        Selling, general and administrative                                  11,891         9,019
                                                                           --------      --------
                                     Total Costs and Expenses                38,623        30,613
                                                                           --------      --------

INCOME FROM OPERATIONS                                                        1,438         1,010
                                                                           --------      --------

OTHER INCOME (EXPENSE):
        Interest income                                                         234           246
        Interest expense                                                     (1,648)         (213)
        Gain on sale of assets                                                   20            --
                                                                           --------      --------
                                     Total Other Income (Expense), net       (1,394)           33
                                                                           --------      --------

INCOME BEFORE INCOME TAXES                                                       44         1,043

Provision for Income Taxes                                                       15           365
                                                                           --------      --------

NET INCOME                                                                 $     29      $    678
                                                                           ========      ========

BASIC AND DILUTED INCOME PER COMMON SHARE                                  $   0.01      $   0.33
                                                                           ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,030         2,030
                                                                           ========      ========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000                  2001           2000
                                                                           ---------      ---------
(In thousands, except per share data)

REVENUES:
        Casino                                                             $  46,046      $  39,228
        Hotel                                                                 22,555         19,131
        Food and beverage                                                     27,387         26,641
        Tower, retail and other income                                        20,964         21,003
                                                                           ---------      ---------
Gross Revenues                                                               116,952        106,003
        Less promotional allowances                                           10,126          8,288
                                                                           ---------      ---------
NET REVENUES                                                                 106,826         97,715
                                                                           ---------      ---------

COSTS AND EXPENSES:
        Casino                                                                25,374         22,116
        Hotel                                                                  9,408          8,226
        Food and beverage                                                     19,949         19,081
        Other operating expenses                                              10,279          9,754
        Depreciation and amortization                                          7,001          6,262
        Selling, general and administrative                                   30,622         27,087
                                                                           ---------      ---------
                                     Total Costs and Expenses                102,633         92,526
                                                                           ---------      ---------

INCOME FROM OPERATIONS                                                         4,193          5,189
                                                                           ---------      ---------

OTHER INCOME (EXPENSE):
        Interest income                                                          808            733
        Interest expense                                                      (2,474)          (594)
        Gain (loss) on sale of assets                                             20             (3)
                                                                           ---------      ---------
                                     Total Other Income (Expense), net        (1,646)           136
                                                                           ---------      ---------

INCOME BEFORE INCOME TAXES                                                     2,547          5,325

Provision for Income Taxes                                                       891          1,864
                                                                           ---------      ---------

NET INCOME                                                                 $   1,656      $   3,461
                                                                           =========      =========

BASIC AND DILUTED INCOME PER COMMON SHARE                                  $    0.82      $    1.70
                                                                           =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     2,030          2,030
                                                                           =========      =========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000                                     2001          2000
                                                                                              --------      --------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                            $  1,656      $  3,461
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                     7,313         6,335
               Provision for doubtful accounts                                                     336            13
               (Gain) loss on sale or disposal of assets                                           (20)            3
               Changes in operating assets and liabilities:
                    Accounts receivable                                                           (701)       (1,565)
                    Other current assets                                                           (66)          644
                    Accounts payable - trade                                                      (407)         (121)
                    Accrued expenses                                                             1,001         2,584
                                                                                              --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        9,112        11,354
                                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease (increase) in investments-restricted                                              (49)        1,850
        Purchase of marketable securities                                                       (2,200)       (1,000)
        Proceeds from the sale of marketable securities                                          2,459            --
        Payments for property and equipment                                                     (2,808)       (2,428)
        Payments for construction-in-progress                                                  (43,193)      (10,183)
        Increase in related party receivables                                                     (146)           --
        Cash proceeds from sale of property and equipment                                           20           124
                                                                                              --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                          (45,917)      (11,637)
                                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt issuance and deferred financing costs                                                (891)           --
        Payments on long-term debt                                                                  --           (77)
        Proceeds from related party notes payable                                               40,750         9,000
        Payments of related party notes payable                                                     --        (2,000)
        Payments on capital lease obligation                                                    (2,000)       (1,778)
                                                                                              --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       37,859         5,145
                                                                                              --------      --------

Net increase in cash and cash equivalents                                                        1,054         4,862
Cash and cash equivalents - beginning of period                                                 23,441        16,422
                                                                                              --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $ 24,495      $ 21,284
                                                                                              ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest of $1.9 million and $.5 million for the nine
               months ended September 30, 2001 and September 24, 2000, respectively           $  1,025      $    459
        Income taxes                                                                          $     --      $    800


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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and equivalents have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no potentially dilutive securities as of September 30, 2001.

(2) INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at September 30, 2001 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3) RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of September 30, 2001. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 85% of the outstanding depositary units of AREP.

On September 19, 2000, the Company announced a proposed going private transaction, which was approved by the Board of Directors of the Company. If the going private transaction is successful, it is anticipated that the Company would be merged with a newly formed subsidiary of AREH. Pursuant to the terms of the proposed merger, shareholders of the Company that are not affiliated with Carl Icahn will receive $45.32 per share. Mr. Icahn's companies, other than AREP, will receive $44.33 per share. It is expected the transaction will close prior to March 31, 2002.

Certain executives of the Company provide management services to Arizona Charlie's, Inc. and Fresca, LLC dba Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). The Company has received $265,613 from Arizona Charlie's, Inc. and $176,944 from Fresca, LLC ("Arizona Charlie's East") as reimbursement for payroll and other expenses related to the services performed in the third quarter ended September 30, 2001. For the nine months ended September 30, 2001, the Company has received $433,187 and $458,314 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, for these same services.

Pursuant to an irrevocable commitment from AREH on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky's Coffee Shop and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. Since May 1, 2001 AREH has provided additional advances of $20 million against the $73 million note. Future advances not to exceed $5.0 million may be drawn against the loan to complete the Hotel Expansion (See Note 5). Beginning in October 2001 the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including September 2002 when the remaining balance shall be due. Interest accrues on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at September 30, 2001 was 6.65%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension.

Pursuant to an irrevocable commitment from AREH on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. Beginning in October 2001, the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest began to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at September 30, 2001 was 7.15%. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.2 million during the third quarter, 2001 and $.5 million for the nine months ended September 30, 2001.

(4) CONTINGENCIES

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. Section 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment

Amount") were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgement. On or about December 4, 2000 McDonalds Corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter was heard on November 7, 2001. The Company anticipates a ruling from the Court of Appeals within two to six months.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company has now filed a Motion for Summary Judgement on the ADA claims because any purported ADA violations have been remedied or are in the process of being remedied. The plaintiffs have filed an opposition to that motion and have filed their own Countermotion for Summary Judgement. At this time it is not possible predict the eventual outcome of this matter.

On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. Management intends to vigorously contest this action. The trial is slated to begin in early 2002. The discovery process commenced but has been suspended pending settlement discussions, which are currently taking place.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

(5) SUBSEQUENT EVENT

In October 2001, AREH provided funding of $2.5 million to the Company to fund additional Hotel Expansion construction costs.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of September 30, 2001, the operations included 1,426 slot machines, 48 table games, a race and sports book, keno lounge, 2,444 hotel rooms and six themed restaurants.

FISCAL YEAR-END

Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The effect of adopting the change from a fiscal reporting period to a calendar reporting period has been immaterial when comparing the operating results of the three and nine month periods ended September 24, 2000 and September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 use the purchase method of accounting. SFAS No. 141 prohibits and eliminates the pooling-of-interest accounting method for business combinations. The Company adopted SFAS No. 141 during the third quarter ended September 30, 2001. The adoption of SFAS No. 141 did not have an impact on the Company as the Company has not historically had a pooling-of-interest transaction and had not initiated any business combinations after June 30, 2001.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. The Company will adopt SFAS No. 142 on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value or discovered during tests taken when certain triggering events occur. Additionally, an intangible asset acquired individually or with a group of assets (but not those acquired in a business combination) should be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. The Company is in the process of determining the impact of this pronouncement, if any, on its financial position and results of operations. The Company currently has no goodwill or intangible assets.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will become effective January 1, 2003, with earlier application encouraged. The Company is currently evaluating the impact, if any, of adopting this statement

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is currently evaluating the impact, if any, of adopting SFAS No. 144.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000

REVENUES

Casino revenues of $17.5 million for the third quarter, 2001 were $4.7 million (37%) greater than the third quarter, 2000. Revenues from table games increased $1.6 million (55%) from $2.9 million for the third quarter, 2000 to $4.5 million for the third quarter, 2001. The Company's win percentage for table games increased from 16.7% for the third quarter, 2000 to 19.0% during the third quarter, 2001. Two-thirds (66%) of the increase in table games revenues was the result of the increased hold percentage. Management attributes the remaining table games revenue increase to additional customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Revenues from slots increased $3.1 million (32%) from $9.8 million for the third quarter, 2000 to $12.9 million for the third quarter, 2001. Management attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered card program and increased customer handle resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues increased $.2 million from $(.1) million for the third quarter, 2000 to $.1 million for the third quarter, 2001. The Company experienced an unexpected sports book loss of $.3 related to the United States Tennis Association's 2000 U.S. Open. Revenue from poker decreased from $.1 million for the third quarter, 2000 to zero for the third quarter, 2001. The Company closed its poker room on March 1, 2001. Casino revenues represented 40% and 37% of total gross revenues for the third quarters ended September 30, 2001 and September 24, 2000, respectively.

Hotel revenues increased $3.6 million (60%) from $6.0 million for the third quarter ended September 24, 2000 to $9.6 million for the third quarter ended September 30, 2001. The average daily rate ("ADR") decreased $2 (4%) from $47 during the third quarter, 2000 to $45 during the third quarter, 2001. The 1,000 additional rooms associated with the Hotel Expansion are now complete. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. The Company has begun an advertising campaign targeting retail and convention room guests in order to enhance ADR. Management will also continue to focus on maintaining the Company's relationships with travel agent wholesalers. Hotel revenues represented 22% and 17% of total gross revenues for the third quarters ended September 30, 2001 and September 24, 2000, respectively.

Food and beverage revenues increased $1.3 million (15%) from $8.5 million for the third quarter ended September 24, 2000 to $9.8 million for the third quarter ended September 30, 2001. Food and beverage revenues rebounded during the third quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Lucky's Cafe opened in May 2001 and the newly remodeled Stratosphere Courtyard Buffet reopened July 25, 2001. Montana's Steakhouse has been closed and will reopen as the Crazy Armadillo Tex-Mex Restaurant and Oyster Bar in November 2001 after remodeling. Food and beverage revenues represented 22% and 25% of total gross revenues for the third quarters ended September 30, 2001 and September 24, 2000, respectively.

Tower, retail and other income decreased $.2 million (3%) from $7.1 million for the third quarter ended September 24, 2000 to $6.9 million for the third quarter ended September 30, 2001. Tower revenues decreased $.5 million (13%) from $3.9 million for the third quarter ended September 24, 2000 to $3.4 million for the third quarter ended September 30, 2001. Tower visitations (including Top of the World dining) decreased 73,894 (13%) from 548,875 for the third quarter ended September 24, 2000 to 474,981 for the third quarter ended September 30, 2001. The catastrophic terrorist events in New York and Washington D.C. on September 11, 2001 have been the major factor contributing to the decline in tower revenues, visitation and ride admissions. Tower revenues decreased $.5 million (38%) from $1.3 million for September 2000 to $.8 million for September 2001. Entertainment revenues increased $.1 million (8%) from $1.3 million for the third quarter ended September 24, 2000 to $1.4 million for the third quarter ended September 30, 2001. Management attributes the increase in entertainment revenues to increased showroom pricing. Management anticipates revenues will continue to accelerate as the Company increases the number of special events and concerts. The Company has completed the construction of a new 3,600 seat Outdoor Events Center. Telephone revenue, as a result of the 1,000 additional rooms associated with the Hotel Expansion, increased $.1 million (50%) from $.2 million for the third quarter ended September 24, 2000 to $.3 million for the third quarter ended September 30, 2001. Tower, retail and other revenues represented 16% and 21% of total gross revenues for the third quarters ended September 30, 2001 and September 24, 2000, respectively.

The terrorist attacks of September 11, 2001 have had an impact on September and October 2001 revenues. Management still expects casino, hotel, food, and beverage and entertainment revenues to increase through the second quarter of 2002 because of the Hotel Expansion, which was completed in June 2001. However, the increase during this period and revenues for the foreseeable future may be muted by the decreased air travel to Las Vegas because of the terrorist attacks.

COSTS AND EXPENSES

Promotional allowances increased $.9 million (32%) from $2.9 million for the third quarter ended September 24, 2000 to $3.8 million for the third quarter ended September 30, 2001. The increase in promotion allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

Casino operating expenses increased $2.4 million (33%) from $7.3 million for the third quarter ended September 24, 2000 to $9.7 million for the third quarter ended September 30, 2001. The Company's slot lease, payroll and gaming tax expenses increased $.7 million, $.6 million and $.3 million, respectively, as a result of increased casino play. Casino promotional expenses associated with direct marketing and the Guaranteed Winners programs increased $.4 million. The costs associated with providing casino guests additional room nights on a complimentary basis increased complimentary expense $.2 million.

Hotel operating expenses increased $1.3 million (49%) from $2.7 million for the third quarter ended September 24, 2000 to $4.0 million for the third quarter ended September 30, 2001. Payroll and supplies expenses increased $1.3 million and $.3 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $.3 million.

Food and beverage costs have increased $1.2 million (20%) from $6.2 million for the third quarter ended September 24, 2000 to $7.4 million for the third quarter ended September 30, 2001. Payroll expenses have increased $1.1 million. Management attributes this increase to pre-opening and start-up expenses associated with Lucky's Cafe and the Stratosphere Courtyard Buffet. The Company has taken steps to reduce and control payroll expenses in these venues.

Other operating expenses decreased $.1 million (2%) from $3.4 million for the third quarter ended September 24, 2000 to $3.3 million for the third quarter ended September 30, 2001. Entertainer fees increased $.1 million as a direct result of a shared revenue agreement between the Company and the producers of the American Superstars and Viva Las Vegas shows. Tower repairs and maintenance expenses have decreased $.1 million. In 2000, the Company completed an extensive overhaul of the "Big Shot" and "High Roller" roller coaster thrill rides.

Depreciation and amortization expenses have increased $.3 million (15%) from $2.0 million for the third quarter ended September 24, 2000 to $2.3 million for the third quarter ended September 30, 2001. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants, the amortization of the Lessee Incentive provided McDonalds and the depreciation of the recently completed Hotel Expansion.

Selling, general and administrative expenses increased $2.9 million (32%) from $9.0 million for the third quarter ended September 24, 2000 to $11.9 million for the third quarter ended September 30, 2001. Marketing and advertising expenses increased $1.7 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel Expansion. Utility expense increased $.6 million. Utility expense will continue to outpace last year because of the 1,000 additional rooms and the increased utility rates of electricity and gas. Legal expenses associated with the lawsuits described in Part II, Item 1, Legal Proceedings have increased $.2 million. Management expects legal expenses to continue to increase as these legal actions proceed. Facilities, security and credit card processing expenses increased $.3 million, $.2 million and $.1 million, respectively, as a direct result of adding 1,000 guest rooms, Lucky's Cafe and remodeling the Stratosphere Courtyard Buffet associated with the Hotel Expansion. These additional expenses will continue indefinitely.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

Interest expense increased $1.4 million (674%) from $.2 million for the third quarter ended September 24, 2000 to $1.6 million during the third quarter ended September 30, 2001. Interest from the Company's note associated with the purchase of the retail mall increased $.2 million while interest expenses associated with the Capital Lease decreased $.1 million. As of September 30, 2001, AREH has advanced the Company $68.0 million on the $73.0 million promissory note used to finance the Hotel Expansion. Interest expense associated with these funds was $1.1 million. Amortization of debt issuance cost also increased interest expense by $.2 million.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000

REVENUES

Casino revenues increased $6.8 million (17%) from $39.2 million for the nine months ended September 24, 2000 to $46.0 million for the nine months ended September 30, 2001. Revenues from table games increased $2.6 million (29%) from $9.0 million for the nine months ended September 24, 2000 to $11.6 million for the nine months ended September 30, 2001. The Company's win percentage for table games increased 12% from 16.0% for the nine months ended September 24, 2000 to 17.9% for the nine months ended September 30, 2001. The increased win percentage and increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion contributed equally to the table games revenue increase. Revenues from slots increased $4.8 million (17%) from $29.0 million for the nine months ended September 24, 2000 to $33.8 million for the nine months ended September 30, 2001. Management attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered card program and increased customer handle resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues declined $.4 million (44%) from $.9 million for the nine months ended September 24, 2000 to $.5 million for the nine months ended September 30, 2001. The Company experienced an unexpected sports book win of $.3 million and $.3 million related to the 2000 National Football League Superbowl and the 2000 National Basketball Association Finals, respectively. The Company also experienced an unexpected sports book loss of $.3 related to the United States Tennis Association's 2000 U.S. Open. Casino revenues represented 39% and 37% of total gross revenues for the nine months ended September 30, 2001 and September 24, 2000, respectively.

Hotel revenues increased $3.4 million (18%) from $19.1 million for the nine months ended September 24, 2000 to $22.5 million for the nine months ended September 30, 2001. The average daily rate ("ADR") decreased $3 (6%) from $51 during the nine months ended September 24, 2000 to $48 during the nine months ended September 30, 2001. The 1,000 additional rooms associated with the Hotel Expansion are now complete. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. The Company has begun an advertising campaign targeting retail and convention room guests in order to enhance ADR. Management will also continue to focus on maintaining the Company's relationships with the travel agent wholesalers. Hotel revenues represented 19% and 18% of total gross revenues for the nine months ended September 30, 2001 and September 24, 2000, respectively.

Food and beverage revenues increased $.7 million (3%) from $26.7 million for the nine months ended September 24, 2000 to $27.4 million for the nine months ended September 30, 2001. Revenues were down during the first six months of 2001 due to disruptions caused by construction. Food and beverage revenues have rebounded during the third quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Lucky's Cafe opened in May 2001 and the newly remodeled Stratosphere Courtyard Buffet reopened July 25, 2001. Food and beverage revenues represented 23% and 25% of total gross revenues for the nine months ended September 30, 2001 and September 24, 2000, respectively.

Tower, retail and other income remained flat at $21.0 million for the nine months ended September 24, 2000 and September 30, 2001. Tower revenues decreased $1.4 million (12%) from $11.4 million for the nine months ended September 24, 2000 to $10.0 million for the nine months ended September 30, 2001. Tower visitations (including Top of the World dining) decreased from 1,624,234 for the nine months ended September 24, 2000 to 1,455,601 for the nine months ended September 30, 2001. Ride admissions declined from 854,442 for the nine months ended September 24, 2000 to 706,321 for the nine months ended September 30, 2001. Competition on the Las Vegas Strip and the events of September 11, 2001 have been the major factors contributing to the decline in Tower revenues, visitation and ride admissions. Tower revenues decreased $.5 million (38%) from $1.3 million for September 2000 to $.8 million for September 2001. Entertainment revenues increased $.3 million (8%) from $3.6 million for the nine months ended September 24, 2000 to $3.9 million for the nine months ended September 30, 2001. Management attributes the increase in entertainment revenues to increased showroom pricing. Management anticipates revenues will continue to accelerate as the Company increases the number of special events and concerts. The Company has completed the construction of a new 3,600-seat Outdoor Events Center. In September 2000, the Company created Stratosphere Leasing, LLC ("Leasing") a wholly-owned limited liability company to lease and manage the retail shops located in the Stratosphere. By agreement dated September 30, 2000, the Company purchased the rights to lease and manage the retail shops located in the Stratosphere from Strato-Retail, LLC. Revenues, as a result of this transaction, have increased $1.3 million (39%) from $3.3 million for the nine months ended September 24, 2000 to $4.6 million for the nine months ended September 30, 2001. Tower, retail and other revenues represented 18% and 20% of total gross revenues for the nine months ended September 30, 2001 and September 24, 2000, respectively.

The terrorist attacks of September 11, 2001 have had an impact on September and October 2001 revenues. Management still expects casino, hotel, food, and beverage and entertainment revenues to increase through the second quarter of 2002 because of the Hotel Expansion, which was completed in June 2001. However, the increase during this period and revenues for the foreseeable future may be muted by the decreased air travel to Las Vegas because of the terrorist attacks.

COSTS AND EXPENSES

Promotional allowances increased $1.8 million (22%) from $8.3 million for the nine months ended September 24, 2000 to $10.1 million for the nine months ended September 30, 2001. The increase in promotional allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted casino players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of casino hosted players and direct marketing efforts and special event offers targeting casino guests.

Casino operating expenses increased $3.3 million (15%) from $22.1 million for the nine months ended September 24, 2000 to $25.4 million for the nine months ended September 30, 2001. Casino promotional expenses associated with direct marketing and the Guaranteed Winners programs increased $1.1 million. Payroll expenses, primarily in table games, increased $1.0 million as a direct result of increased casino play. Also, the Company's slot lease expense and gaming tax expense increased $.9 million and $.3 million, respectively, as a result of increased casino play.

Hotel operating expenses increased $1.2 million (15%) from $8.2 million for the nine months ended September 24, 2000 to $9.4 million for the nine months ended September 30, 2001. Payroll and supplies expenses increased $1.5 million and $.5 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $1.0 million.

Food and beverage costs have increased $.9 million (5%) from $19.1 million for the nine months ended September 24, 2000 to $20.0 million for the nine months ended September 30, 2001. Cost of sales decreased

$.6 million for the nine months ended September 30, 2001. Cost containment in purchasing and tighter inventory controls were major factors contributing to the decrease in food and beverage costs. Management believes the Company will probably not realize increased food and beverage cost savings of this magnitude in future periods. Payroll and supply expenses have increased $1.4 million and $.1 million, respectively. Management attributes these increases to pre-opening and start-up expenses associated with Lucky's Cafe and the Stratosphere Courtyard Buffet. The Company has taken steps to reduce and control payroll expenses in these venues.

Other operating expenses increased $.5 million (5%) from $9.8 million for the nine months ended September 24, 2000 to $10.3 million for the nine months ended September 30, 2001. Entertainer fees increased $.3 million as a direct result of a shared revenue agreement between the Company and the producers of the American Superstars and Viva Las Vegas shows. Tower repairs and maintenance expenses have decreased $.1 million. In 2000, the Company completed an extensive overhaul of the "Big Shot" and "High Roller" roller coaster thrill rides. Costs associated with the administration of the retail shops, which will continue indefinitely, increased $.3 million.

Depreciation and amortization expenses have increased $.7 million (12%) from $6.3 million for the nine months ended September 24, 2000 to $7.0 million for the nine months ended September 30, 2001. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants, the amortization of the Lessee Incentive provided McDonalds and the depreciation of the recently completed Hotel Expansion.

Selling, general and administrative expenses increased $3.5 million (13%) from $27.1 million for the nine months ended September 24, 2000 to $30.6 million for the nine months ended September 30, 2001. Marketing and advertising expenses increased $2.0 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel Expansion. Utility expense increased $1.4 million. Utility expense will continue to outpace last year because of the 1,000 additional rooms and the increased utility rates of electricity and gas. Legal expenses associated with the lawsuits described in Part II, Item 1, Legal Proceedings have increased $.2 million. Management expects legal expenses to continue to increase as these legal actions proceed. Facilities and security department expenses increased $.4 million and $.2 million, respectively, as a direct result of adding 1,000 guest rooms, Lucky's Cafe and remodeling the Stratosphere Courtyard Buffet associated with the Hotel Expansion. These increases were offset by a $.5 million gaming tax adjustment during the nine months ended September 24, 2000.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

Interest income increased $.1 million (14%) from $.7 million in the nine months ended September 24, 2000 to $.8 million during the nine months ended September 30, 2001 due to investment of increased cash balances accumulated from operations.

Interest expense increased $1.9 million (316%) from $.6 million in the nine months ended September 24, 2000 to $2.5 million during the nine months ended September 30, 2001. Interest from the Company's note associated with the purchase of the retail mall increased expenses $.8 million while interest expense associated with the Capital Lease decreased $.2 million. As of September 30, 2001, AREH has advanced the Company $68.0 million on the $73.0 million promissory note used to finance the Hotel Expansion. Interest expense associated with these funds was $1.1 million. Amortization of debt issuance cost also increased interest expense by $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky's Coffee Shop and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. Since May 1, 2001 AREH has provided additional advances of $20 million against the $73 million note. Future advances not to exceed $5.0 million may be drawn against the loan to complete the Hotel Expansion (See Note 5). Beginning in October 2001 the loan shall be repaid in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including September 2002 when the remaining balance shall be due. Interest accrues on each advance received at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at September 30, 2001 was 6.65%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension.

Pursuant to an irrevocable commitment from AREH, on May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. Beginning in October 2001 the loan shall be repaid in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest began to accrue on May 1, 2001, at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at September 30, 2001 was 7.15%. One point, or $125,000, was paid on May 4, 2001. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $24.5 million as of September 30, 2001. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the nine months ended September 30, 2001, the Company generated $9.1 million in cash flows from operating activities, $2.5 million from the sale of marketable debt securities and borrowed $40.8 million from related parties. These funds were used to pay $43.2 million for construction of the Hotel Expansion, $2.8 million for capital expenditures, $2.2 million for marketable securities, $2.0 million for payments on the capital lease and $.9 million for debt issuance costs.

As of September 30, 2001, the Company had approximately $1.8 million accrued for unsecured disputed claims related to the Restated Second Amended Plan. The $1.8 million estimated accrual for unsecured disputed claims is included in other accrued expenses on the accompanying September 30, 2001 Condensed Consolidated Balance Sheet. Additional payments required, if any, will be made from restricted cash and/or investment balances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's debt obligations are subject to interest rate risk. The interest rates under these obligations are based on LIBOR plus applicable margins. As interest rates fluctuate, the Company will experience changes in interest expense. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. If interest rates increased 10%, annual interest expense on the Company's debt obligations at September 30, 2001 would increase $.5 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's complaint for the avoidance of preferential transfers made to McDonald's Corporation (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re: Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. Section 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997 by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgement. On or about December 4, 2000 McDonalds corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter was heard on November 7, 2001. The Company anticipates a ruling from the Court of Appeals within two to six months.

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company has now filed a Motion for Summary Judgement on the ADA claims because any purported ADA violations have been remedied or are in the process of being remedied. The plaintiffs have filed an opposition to that motion and have filed their own Countermotion for Summary Judgement. At this time it is not possible predict the eventual outcome of this matter.

On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. Management intends to vigorously contest this action. The trial is slated to begin in early 2002. The discovery process commenced but has been suspended pending settlement discussions, which are currently taking place.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the result of operations of the financial position of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       STRATOSPHERE CORPORATION

Date: November 9, 2001                 By: /s/ William F. Bischoff
                                           -------------------------------------
                                       Name:   William F. Bischoff
                                             -----------------------------------
                                       Title:  Secretary/Treasurer/CFO
                                              ----------------------------------