Form 10-K
period 2001-12-31
STRATOSPHERE CORP
filed 2002-04-01
CIK 897743

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (702) 383-4719

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------                                      -----------------------------------------
       Common Stock, par value $0.01 per share                  OTC Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $0.01 PER SHARE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 2001, 2,030,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the over the counter bulletin board on December 31, 2001, was $8,456,000. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and American Real Estate Partners, L.P. ("AREP").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial statements for periods prior to September 27, 1998 are not comparable to consolidated financial data presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Selected Consolidated Financial Data (Part II, Item 6) to distinguish between the predecessor and successor entities.

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

     The Company owns and operates the Stratosphere Casino, Hotel & Tower ("Stratosphere") which is centered around the Stratosphere Tower (the "Tower"), the tallest freestanding observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is visible from all directions, including visitors flying into Las Vegas. The Tower's Pod (the "Pod"), a 12-story building that begins at the

771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated "Big Shot" (collectively the "Thrill Rides").

     The Company operates, among other things, the Tower, a hotel with 2,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,474 slot machines, 48 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center (the "Retail Center") of approximately 46 shops and a 650-seat Broadway Showroom, an 3,600-seat Outdoor Events Center, a 120-seat entertainment lounge and parking for approximately 4,000 cars. Stratosphere opened for business on April 29, 1996.

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

     The Pod's third and fourth levels contain conference and meeting rooms that are rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine feature a 220-seat cocktail lounge, indoor and outdoor observation decks, respectively. The indoor observation deck contains two gift shops, freestanding vending featuring souvenirs and food products designed to capitalize on the unique nature of the Tower and two virtual reality games.

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

THE CASINO AREA

     Stratosphere's casino contains approximately 97,000 square feet of gaming space, with approximately 1,474 slot machines, 48 table games, a race and sports book and keno lounge. Five themed restaurants, four bars, two of which feature live entertainment and a deli are located adjacent to the casino. These facilities have been designed for convenient access to the casino.

     Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join frequent players' club, which awards benefits including cash and complimentary room, food and beverage based upon the customer's level of play.

RETAIL AND ENTERTAINMENT CENTER

     The Retail Center, located on the second floor of the base building, occupies approximately 160,000 square feet, of which 57,000 square feet remains undeveloped. The Retail Center offers various "fast food" restaurants and shops. Adjacent to the Retail Center is the 650-seat showroom that currently offers afternoon and evening shows, which are designed to appeal to the wide spectrum of value-minded visitors who come to Las Vegas. In September 2001, the Company completed construction of a new 3,600-seat Outdoor Events Center which features mid-level mainstream concert and boxing events.

HOTEL, FOOD AND BEVERAGE

     The Hotel currently has 2,444 rooms and suites. The Hotel has seven themed restaurants; "The Top of The World" located in the Pod, the 480-seat "Stratosphere Courtyard Buffet," the 182-seat "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar, "Roxy's 50's Diner," "Lucky's Cafe" coffee shop, "Tower of Pasta," a restaurant serving Italian cuisine, and "Hamada's", a restaurant serving Asian cuisine. In addition, a New York style deli is located adjacent to the race and sports book.

CONSTRUCTION

     In mid-1996, Stratosphere Corporation suspended construction of the 1,002-room hotel tower (the "Hotel Expansion"), which had reached a height of approximately 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower with a total construction budget of $65.0 million. In June 2001 the Company completed construction of the new hotel tower that includes 1,000 new guestrooms and amenities including a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. "Lucky's Cafe" a 350-seat coffee shop, a new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby have also been competed. The Company refurbished and expanded the "Stratosphere Courtyard Buffet" as well as remodeled "Montana's Steak House" and converted it into the "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar.

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, including Arizona Charlie's, Inc. and Fresca LLC d.b.a. Arizona Charlie's East created Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to these properties. Development was formed as a series Limited Liability Company under Delaware law. Development's financial results are included in the accompanying consolidated financial statements since the Company exercises control over Development.

     The Company obtained a promissory note for a construction financing from a related party. See discussion related to debt in Part II, Item 7.

BUSINESS AND MARKETING STRATEGY

     The Company utilizes the unique characteristics of the Tower to attract visitors. Hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious, mid-market Las Vegas visitor. The Company offers competitive gambling odds for its slots, table games and sports book products. Aggressive advertising and promotional campaigns are maintained to maximize hotel room occupancy, visitation to the Tower and retention of guests on property. The Company employs a direct mail program targeting guests in its database with a variety of product offerings, including incentives to visit the Company's facilities on a frequent basis.

COMPETITION

     The casino/hotel industry is highly competitive. The Las Vegas market includes many world class destination resorts, with numerous other tourist attractions. Numerous Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Venetian, Paris, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Aladdin, Luxor and the Rio. Each of these resorts competes with the Company in its ability to attract visitors to the Tower. The Paris Hotel and Casino also offers a free-standing Eiffel Tower replica with an observation deck similar to that of the Company's Tower.

     The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station, as each of these properties target the budget-minded, mid-market Las Vegas visitor. Management believes that its ability to expand its target market is somewhat limited due to the lack of meeting and convention facilities. In addition, future visitation to the Tower may be negatively impacted as visitors who have previously visited the Tower chose to experience other Las Vegas attractions and entertainment options.

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

EMPLOYEES

     The Company currently employs approximately 2,250 full and part-time associates, of which approximately 1,150 are covered by collective bargaining agreements.

     Approximately 1,050 associates working in kitchen production, food service, slot service, bell service, housekeeping, and beverage service are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and the Culinary Workers Union Local 226 and the Bartenders Union Local 165. This agreement has been in effect since June 1, 1997 and will expire on May 31, 2002.

     Approximately 55 associates working in maintenance and engineering classifications are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and Operating Engineers Local 501. This agreement has been in effect since October 15, 2000 and will expire on October 14, 2002.

     Approximately 10 associates working in the warehouse are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and Teamsters Local 995. This agreement has been in effect since August 1, 2001 and will expire on July 31, 2004.

     On January 27, 2001, a representation election was conducted by the National Labor Relations Board, which determined that a majority of the dealers wanted to be represented by the Transport Workers Union of America. Negotiations are continuing and a final agreement has not yet been reached.

     The Company has historically had good relationships with unions representing its employees and the Company does not anticipate any business disruption as a result of these elections.

INSURANCE

     The Company carries insurance of the type customary in the hotel and casino industry in amounts deemed by management to be appropriate.

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

RELIANCE ON CERTAIN MARKETS

     The interstate highway between Las Vegas and southern California, where large numbers of customers reside, has experienced excessive traffic delays during peak periods. Such delays may affect the number of customers who visit the Company's property.

KEY EMPLOYEES

     There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business could be adversely affected in the event of the inability to recruit or retain key personnel.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water or (ii) may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together "Environmental Laws"). The Company endeavors to maintain compliance with Environmental Laws, but from time to time, current or historical operations on the property may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company may incur costs for cleaning up contamination relating to historical uses of certain of its properties.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commis-sion before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

LEVERAGE AND DEBT SERVICE

     As of December 31, 2001, the Company had long-term debt of $87.9 million, including current maturities of $7.4 million, which represents approximately 39% of total capitalization of the Company at such date. The following table reflects the Company's principal contractual cash obligations due over the indicated periods and when they expire (in thousands):

                                                   2002     2003      2004      TOTAL
                                                  ------   -------   -------   -------
Related party construction loan note payable....  $3,651   $ 3,651   $65,106   $72,408
Related party lease purchase note payable.......     625    11,771        --    12,396
Capital lease obligation........................   3,111        --        --     3,111
                                                  ------   -------   -------   -------
                                                  $7,387   $15,422   $65,106   $87,915
                                                  ======   =======   =======   =======

     At current rates, interest payments on the related party notes payable and capital lease will be approximately $5.5 million, $5.0 million and $3.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

DEBT

     On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to American Real Estate Holdings, LLP ("AREH") in order to finance the construction of the 1,000-room hotel tower, Lucky's Cafe and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. Since May 1, 2001 AREH has provided additional advances of $25.0 million against the $73.0 million note. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at December 31, 2001 was 6.51%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty
(20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2001 was 7.01%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     The Company's ability to service its debt will be dependent on its future performance which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will be sufficient to service its obligations. If the Company is unable to generate sufficient cash flow or is unable to refinance or extend outstanding borrowings, it will have to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. See Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial data for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Selected Consolidated Financial Data (Part II, Item 6) to distinguish between the predecessor and successor entities.

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

     COMPETITION. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Hotel and Casino also competes with a large number of hotels and motels located in and near Las Vegas. The Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Many of the Company's competitors offer more products than the Company and have greater name recognition and may have greater resources.

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

OTHER INFORMATION

     On April 25, 2000, Mr. Icahn, owner and controlling person of NYBOR and AREH (together "Icahn Entities"), respectively, submitted a written offer to the Company to purchase the remaining outstanding shares not owned by Icahn Entities. Icahn Entities collectively own 89.6% of the Company's outstanding common stock. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 86% of the outstanding depository units of AREP. If the purchase is successful, it is anticipated that the Company would then be merged into Icahn Entities. Pursuant to the offer, shareholders of the Company, other than Icahn Entities, would receive approximately $45.32 per share based upon the offer's stated valuation of $90 million for the equity of the entire Company. Icahn Entities would thereafter be the Company's sole shareholder and together own 100% of the Company's common stock.

     On February 1, 2002, the Company announced that it entered into a merger agreement under which AREP, through an affiliate, will acquire the remaining shares of Stratosphere that AREP does not currently own. AREP currently owns approximately 51% of Stratosphere and Mr. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000.

     Under the agreement the stockholders who are unaffiliated with Mr. Icahn are to receive a cash price of $45.32 per share, and the Icahn related stockholders (other than AREP) are to receive a cash price of $44.33 per share. AREP is to pay an aggregate of approximately $44.3 million for the Stratosphere shares. Mr. Icahn owns approximately 86% of the outstanding equity interests in AREP.

ITEM 2.  PROPERTIES

     The Company currently owns approximately 24.5 acres of land on or near the Las Vegas Strip. The Company entered into an Owner Participation Agreement (the "Owner Participation Agreement") with the City of Las Vegas Downtown Redevelopment Agency (the "Redevelopment Agency") in December 1994. In the reorganization proceedings referred to above, the Owner Participation Agreement was assumed prior to confirmation of the Restated Second Amended Plan. This property and the property the Company is seeking to acquire pursuant to the Owner Participation Agreement (approximately one acre) lie within the downtown redevelopment district, an area designated by the City for economic redevelopment and urban renewal, and the Company believes that it will be successful in its acquisition. While the Company believes that through the City's power of eminent domain or through negotiations with current owners, all remaining property will be acquired, there can be no assurance that all such property will be acquired or that such property will be acquired within the Company's budget. The Company has acquired all but two parcels of property being sought by the City for the Company. The City is currently taking all steps necessary to acquire these two parcels but there can be no assurance that it will succeed in acquiring such parcels. The City's right to acquire these two properties was determined to be invalid in Nevada District Court and is currently on appeal to the Nevada Supreme Court. On January 23, 1998, the Nevada Supreme Court issued an Order of Limited Remand ordering the District Court to hold an evidentiary hearing within sixty (60) days of the date of the Order on the issues of the Debtors' intent to accept or reject the Owner Participation Agreement and, if the Owner Participation Agreement is rejected, whether the City of Las Vegas Downtown Redevelopment Agency intends to acquire the property independently of the Company. The Company informed the District Court that it intended to assume the Owner Participation Agreement and the District Court concluded its evidentiary hearing. The Company believes that, if necessary, it can independently acquire the remaining parcels although the asking price may be more than the Company is willing to pay or, in the alternative, continue operating with the facility and property it currently owns.

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

     By agreement dated September 30, 2000, between the Company and Strato-Retail the parties (i) agreed to dismiss various litigation actions pending between them; (ii) exchanged mutual releases; and (iii) agreed that Strato-Retail's rights, as tenant, under the Master Lease would be assigned to Leasing and the related construction agreement between the Company and Strato-Retail would be terminated. In connection with the transaction, the Company acquired the property under the Master Lease for $13.0 million. This transaction was financed with the proceeds of an unsecured, demand loan from AREH in the amount of $12.5 million with an interest rate of 9.5% per annum. The demand note was replaced by a $12.5 million promissory note to AREH on May 1, 2001. The promissory note is secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2001 was 7.01%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     In connection with the acquisition, Leasing acquired by assignment all of the subleases of Strato-Retail including the lease with McDonald's Corporation ("McDonald's"). The lease with McDonald's provides that Leasing will guarantee that McDonald's shall, for the initial term of the lease, achieve annual net income of approximately $494,000 or in the case of a partial calendar year, the prorated portion of $494,000 ("GANI"). The initial term of the lease expires on October 20, 2006. In the event that the annual net income (as defined) reported to landlord is less than the GANI, the landlord will refund the difference to McDonald's within 30 days of the determination of such difference. The Company paid McDonald's approximately $345,000 in July 2001 for the 2000 annual net income shortfall. The cash payment for the purchase was reduced by $500,000 to cover the income guarantee and such amount is recorded as a current liability as of December 31, 2001. Estimated future commitments under this guarantee are recorded as a long-term liability in the amount of approximately $1.6 million.

     Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. This agreement runs from July 1, 2001 through June 30, 2006 with two options to renew for an additional five years each. Over the term of the agreement, TMM is required to spend $1.5 million on build outs and improvements. TMM will pay Leasing a minimum base rent of $.5 million per annum and an escalating percentage of gross sales over $3.5 million per annum.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's complaint for the avoidance of preferential transfers made to McDonald's (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. sec.547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgment. On or about December 4, 2000, McDonald's Corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter was heard on November 7, 2001. On November 29, 2001, the Court of Appeals affirmed the judgment. At December 31, 2001, the Judgment Amount was classified as an other receivable on the Consolidated Balance Sheet. McDonald's paid Stratosphere approximately $753,000 on January 31, 2002 for the Judgment Amount including accrued interest.

     The Company has also filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002. At December 31, 2001, the Company classified preferential transfers of $2.3 million as an other receivable on the Consolidated Balance Sheet.

     On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada.

The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company had already commenced these renovations prior to the Court's Order and expects to meet the Court's deadline. The Company believes the costs of these renovations will be approximately $450,000.

     On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. In January 2002, the parties entered into a sealed Consent Judgment resolving the dispute, which was the subject matter of this action. In December 2001, the Company paid Harrah's the settlement for this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock ("Old Common Stock") commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. On June 24, 1994, the Old Common Stock commenced trading on the NASDAQ National Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under Bankruptcy Proceedings on January 27, 1997. The Old Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the over the counter bulletin board. All trading of the Company's Old Common Stock ceased as of October 14, 1998, when such Old Common Stock was canceled pursuant to the Restated Second Amended Plan. On October 14, 1998, pursuant to the Restated Second Amended Plan, the Company issued 2,030,000 shares of New Common Stock ("New Common Stock"). There has been extremely limited trading volume of the New Common Stock since October 14, 1998. During 2001 and 2000, prices as reported on the over the counter bulletin board have ranged from $33 to $45 in 2001 and $21 to $47 in 2000.

     The Company has never paid any cash dividends with respect to the Old Common Stock or New Common Stock. The Company had eight stockholders of record as of December 31, 2001 for New Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52- or 53-weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year. The change in reporting period did not have a material effect on the presentation or comparability of the financial statement amounts.

STATEMENT OF OPERATIONS DATA

                                                     SUCCESSOR COMPANY                                  PREDECESSOR COMPANY
                             -----------------------------------------------------------------     ------------------------------
                                                 FISCAL           FISCAL         SEPTEMBER 28,     DECEMBER 29,         FISCAL
                              YEAR ENDED       YEAR ENDED       YEAR ENDED       1998 THROUGH      1997 THROUGH       YEAR ENDED
                             DECEMBER 31,     DECEMBER 31,     DECEMBER 26,      DECEMBER 27,      SEPTEMBER 27,     DECEMBER 28,
                                 2001             2000             1999              1998              1998              1997
                             ------------     ------------     -------------     -------------     -------------     ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............    $141,974         $131,832         $122,553           $30,443          $ 98,796          $136,836
Costs and expenses.........     137,416          124,457          119,361            30,493            93,212           134,031
                               --------         --------         --------           -------          --------          --------
Income (loss) from
  operations...............       4,558            7,375            3,192               (50)            5,584             2,805
Income taxes, interest and
  other expense............       3,733            2,547              972               134             2,022            22,120
                               --------         --------         --------           -------          --------          --------
Income (loss) before
  extraordinary item.......         825            4,828            2,220              (184)            3,562           (19,315)
                               --------         --------         --------           -------          --------          --------
Extraordinary item -- gain
  on pre-petition debt
  discharge................          --               --               --                --           153,437(a)             --
                               --------         --------         --------           -------          --------          --------
Net income (loss)..........    $    825         $  4,828         $  2,220           $  (184)         $156,999          $(19,315)
                               ========         ========         ========           =======          ========          ========
Basic income (loss) per
  common share:
  Before extraordinary
    item...................    $   0.41         $   2.38         $   1.09           $ (0.09)                *          $  (0.33)
  Extraordinary item.......          --               --               --                --                --                --
                               --------         --------         --------           -------          --------          --------
Net income (loss) per
  share....................    $   0.41         $   2.38         $   1.09           $ (0.09)                *          $  (0.33)
                               ========         ========         ========           =======          ========          ========
Weighted average common
  shares outstanding.......       2,030            2,030            2,030             2,030                 *            58,393
                               ========         ========         ========           =======          ========          ========

---------------

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

(a) Represents gain on the discharge of pre-petition debt pursuant to the Restated Second Amended Plan becoming effective.

BALANCE SHEET DATA

                                                 SUCCESSOR COMPANY                            PREDECESSOR COMPANY
                             ----------------------------------------------------------   ----------------------------
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 26,   DECEMBER 27,    SEPTEMBER 27,   DECEMBER 28,
                                 2001           2000           1999           1998            1998            1997
                             ------------   ------------   ------------   -------------   -------------   ------------
(IN THOUSANDS)
Total Assets...............    $249,975       $210,376       $157,488       $155,546        $165,109        $155,976
Capital lease                     3,111          5,778          8,445          8,979          11,150              --(b)
  obligations..............
Notes Payable..............      84,804         39,750             87            242             288             444(b)

---------------

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

OVERVIEW

     The Company operates an integrated casino, hotel, retail, and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of December 31, 2001, the operations included approximately 1,474 slot machines, 48 table games, a race and sports book, a keno lounge, 2,444 hotel rooms and seven themed restaurants.

  RECENT ACCOUNTING PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Standards ("SFAS") No.'s 141, 142, 143 and 144, "Business Combinations", "Goodwill and Other Intangible Assets", "Accounting for Asset Retirement Obligations" and "Accounting for Impairment or Disposal of Long-Lived Assets", respectively.

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

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value or discovered during tests taken when certain triggering events occur. Additionally, an intangible asset acquired individually or with a group of assets (but not those acquired in a business combination) should be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. The Company currently has no goodwill or intangible assets.

     During 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will become effective January 1, 2003, with earlier application encouraged. The Company is currently evaluating the impact, if any, of adopting this statement.

     During 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is currently evaluating the impact, if any, of adopting SFAS No. 144.

  CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

  CASINO REVENUES AND PROMOTIONAL ALLOWANCES

     During the first quarter, 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addressed the income statement classification of the value of the points redeemable for cash awarded under point programs similar to the Company's Player's Club and Guaranteed Refund programs. The consensus states the cost of these programs should be reported as a contra-revenue, rather than an expense and is retroactive to January 1, 2001, with prior year restatement required. The Company has adopted the current consensus recommendations on Issue 00-22. Debate continues on a number of other facets of Issue 00-22, which could have an impact on the presentation of the Company's financial statements.

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

     As a result of the restructuring, the Company implemented the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("AICPA SOP 90-7") and as such, adopted "fresh start reporting" as of September 27, 1998. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 27, 1998. Accordingly, the Company's consolidated financial data for periods prior to September 27, 1998 are not comparable to consolidated financial statements presented on or subsequent to September 27, 1998. Column headings have been included on the accompanying Selected Consolidated Financial Data (Part II, Item 6) to distinguish between the predecessor and successor entities.

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

RESULTS OF OPERATIONS

     The following discussion regarding the operating results of the Company will be a comparison of fiscal years 2001 to 2000 and 2000 to 1999.

                                                                        FISCAL YEAR       FISCAL YEAR
                                                   YEAR ENDED              ENDED             ENDED
                                                  DECEMBER 31,         DECEMBER 31,       DECEMBER 26,
                                                      2001                 2000               1999
(IN THOUSANDS)                                  -----------------    -----------------    ------------
REVENUES:
  Casino....................................        $ 61,531             $ 52,174           $ 47,817
  Hotel.....................................          32,041               26,168             24,640
  Food and beverage.........................          36,476               36,157             33,230
  Tower, retail and other income............          26,487               28,612             26,893
                                                    --------             --------           --------
Gross Revenues..............................         156,535              143,111            132,580
  Less: Promotional allowances..............          14,561               11,279             10,027
                                                    --------             --------           --------
NET REVENUES................................         141,974              131,832            122,553
                                                    --------             --------           --------
COSTS AND EXPENSES:
  Casino....................................          32,986               29,459             27,737
  Hotel.....................................          12,755               10,644             10,416
  Food and beverage.........................          26,580               25,920             24,872
  Other operating expenses..................          12,830               13,291             11,580
  Depreciation and amortization.............          11,257                8,582              8,337
  Selling, general and administrative.......          41,008               36,561             36,419
                                                    --------             --------           --------
     Total Costs and Expenses...............         137,416              124,457            119,361
                                                    --------             --------           --------
INCOME FROM OPERATIONS......................           4,558                7,375              3,192
                                                    --------             --------           --------
OTHER INCOME (EXPENSE):
  Interest income...........................             943                1,047                741
  Interest expense..........................          (4,159)              (1,057)              (867)
  Loss on sale of assets....................              (4)                  (4)               (71)
                                                    --------             --------           --------
     Total Other Expense, net...............          (3,220)                 (14)              (197)
                                                    --------             --------           --------
INCOME BEFORE INCOME TAXES..................           1,338                7,361              2,995
PROVISION FOR INCOME TAXES..................             513                2,533                775
                                                    --------             --------           --------
NET INCOME..................................        $    825             $  4,828           $  2,220
                                                    ========             ========           ========

     Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52- or 53-weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year. The change in reporting period did not have a material effect on the presentation or comparability of the financial statement amounts.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR 2001 AND 2000

REVENUES

     Casino revenues increased $9.3 million (18%) from $52.2 million in fiscal year 2000 to $61.5 million for the twelve months ended December 31, 2001. The primary factors for increased revenues are as follows. Revenues from table games increased $4.4 million (36%) from $12.1 million in fiscal year 2000 to $16.5 million for the twelve months ended December 31, 2001. The Company's win percentage for table games increased by 2.7% (17%) from 15.8% for fiscal year 2000 to 18.5% for the twelve months ended December 31, 2001. The increased win percentage and increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion contributed equally to the table games revenue increase. Revenues from slots increased $5.3 million (14%) from $38.4 million in fiscal year 2000 to $43.7 million for the twelve months ended December 31, 2001. Management attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered card program and increased customer handle resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues declined $.3 million (25%) from $1.2 million in fiscal year 2000 to $.9 million for the twelve months ended December 31, 2001. The Company experienced unexpected sports book wins of $.3 million and $.3 million related to the 2000 National Football League Superbowl and the 2000 National Basketball Association Finals, respectively. The Company also experienced an unexpected sports book loss of $.3 related to the United States Tennis Association's 2000 U.S. Open. Revenue from poker declined $.2 million (67%) from $.3 million in fiscal year 2000 to $.1 million for the twelve months ended December 31, 2001. The Company closed its poker room on March 1, 2001. Keno revenues increased $.2 million (200%) from $.1 million in fiscal year 2000 to $.3 million for the twelve months ended December 31, 2001. The Company experienced unexpected losses during the first half of 2000 as a result of a Keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. The promotion was discontinued at the end of the second quarter, 2000. Casino revenues represented 39% of total gross revenues for the twelve months ended December 31, 2001 and 36% of total gross revenues for fiscal year 2000.

     Hotel revenues increased $5.8 million (22%) from $26.2 million in the fiscal year 2000 to $32.0 million for the twelve months ended December 31, 2001. The average daily rate ("ADR") decreased $3 (6%) from $51 during fiscal year 2000 to $48 during the twelve months ended December 31, 2001. Hotel occupancy decreased 3% from 95.8% during fiscal year 2000 to 93.2% for the twelve months ended December 31, 2001. The 1,000 additional rooms associated with the Hotel Expansion were completed on June 22, 2001. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. The Company has begun an advertising campaign targeting retail and convention guests in order to enhance ADR. Management will also continue to focus on maintaining the Company's relationships with the travel agents and wholesalers. Hotel revenues represented 20% of total gross revenues for the twelve months ended December 31, 2001 and 18% of total gross revenues for fiscal year 2000.

     Food and beverage revenues increased $.3 million (1%) from $36.2 million for fiscal year 2000 to $36.5 million for the twelve months ended December 31, 2001. Revenues were down during the first six months of 2001 due to disruptions caused by construction. Food and beverage revenues rebounded during the third quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Lucky's Cafe opened in May 2001, the newly refurbished Stratosphere Courtyard Buffet reopened July 25, 2001 and the Crazy Armadillo featuring Tex-Mex cuisine and an oyster bar opened in November 2001. Food and beverage revenues represented 23% of total gross revenues for the twelve months ended December 31, 2001 and 25% of total gross revenues for fiscal year 2000.

     Tower, retail and other income decreased $2.1 million (7%) from $28.6 million for fiscal year 2000 to $26.5 million for the twelve months ended December 31, 2001. The primary factors for decreased revenues are as follows. Tower revenues decreased $2.4 million (16%) from $14.9 million for fiscal year 2000 to $12.5 million for the twelve months ended December 31, 2001. Tower visitations (including Top of the World dining) decreased 300,837 (14%) from 2,132,753 for fiscal year 2000 to 1,831,916 for the twelve months ended December 31, 2001. Ride admissions declined 197,670 (18%) from 1,095,945 for fiscal year 2000 to 898,275 for the twelve months ended December 31, 2001. Competition on the Las Vegas Strip and the events of September 11, 2001 have been the major factors contributing to the decline in Tower revenues, visitation and ride admissions. Tower revenues since September 2001 have decreased $1.5 million (31%) from $4.8 million for September through December 2000 to $3.3 million for September through December 2001. Entertainment revenues increased $.6 million (13%) from $4.7 million for fiscal year 2000 to $5.3 million for the twelve months ended December 31, 2001. Management attributes the increase in entertainment revenues to increased showroom pricing and additional revenues from concerts and boxing events held in the new Outdoor Events Center. The Company completed construction of a new 3,600-seat Outdoor Events Center in September 2001. Management anticipates entertainment revenues will continue to accelerate as the Company increases the number of special events and concerts. Revenues from soft drink sponsorships decreased $.2 million (33%) from $.6 million for fiscal year 2000 to $.4 million for the twelve months ended December 31, 2001. Management expects revenues from soft drink sponsorships to remain flat during 2002. Tower, retail and other revenues represented 17% of total gross revenues for the twelve months ended December 31, 2001 and 20% of total gross revenues for fiscal year 2000.

     Promotional allowances increased $3.3 million (29%) from $11.3 million for fiscal year 2000 to $14.6 million for the twelve months ended December 31, 2001. The increase in promotional allowances was the result of more direct mail promotions from the Guaranteed Refund program that include room, food and beverage being offered to guests on a complimentary basis. Complimentaries to hosted casino players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of casino-hosted players, direct marketing efforts and special event offers targeting casino guests.

     The terrorist attacks of September 11, 2001 and general economic conditions, which may be expected to continue, are believed by management to have had a negative impact on September through December 2001 revenues. Management still expects casino, hotel, food, and beverage and entertainment revenues to increase through the second quarter of 2002 because of the Hotel Expansion, which was completed in June 2001. However, the increase during this period and revenues for the foreseeable future may be adversely impacted by the decreased air travel to Las Vegas because of the terrorist attacks, general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn.

COSTS AND EXPENSES

     Casino operating expenses increased approximately $3.5 million (12%) from $29.5 million for fiscal year 2000 to $33.0 million for the twelve months ended December 31, 2001. Payroll expenses, primarily in table games, increased $1.2 million as a direct result of increased casino play. Also, the Company's slot lease expense and gaming tax expense increased $1.6 million and $.6 million, respectively, as a result of increased casino play. Additionally, the Company saved $.2 million during 2001 by bringing check cashing processing in house.

     Hotel operating expenses increased $2.1 million (20%) from $10.6 million for fiscal year 2000 to $12.7 million for the twelve months ended December 31, 2001. Payroll and supplies expenses increased $2.5 million and $.7 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $.9 million.

     Food and beverage costs have increased $.7 million (3%) from $25.9 million for fiscal year 2000 to $26.6 million for the twelve months ended December 31, 2001. Cost of sales decreased $.7 million for the twelve months ended December 31, 2001. Cost containment in purchasing and tighter inventory controls were major factors contributing to the decrease in food and beverage costs. Management believes the Company will probably not realize increased food and beverage cost savings of this magnitude in future periods. Payroll and supply expenses have increased $1.5 million and $.3 million, respectively. Management attributes these increases to pre-opening and start-up expenses associated with Lucky's Cafe, the Stratosphere Courtyard Buffet and the Crazy Armadillo. The Company has taken steps to reduce and control payroll expenses in these venues. The increased costs of providing guests with complimentary food and drinks have been charged to casino and marketing operations. As a result, food and beverage complimentary expense decreased $.2 million.

     Other operating expenses decreased $.5 million (4%) from $13.3 million for fiscal year 2000 to $12.8 million for the twelve months ended December 31, 2001. Entertainer fees increased $.6 million as a direct result of a shared revenue agreement between the Company and the producers of the American Superstars and Viva Las Vegas shows as well as fees paid to entertainers to perform in the Company's new Outdoor Events Center. Tower repairs and maintenance expenses and payroll expenses have decreased $.1 million and $.2 million, respectively. In 2000, the Company completed an extensive overhaul of the "Big Shot" and "High Roller" roller coaster thrill rides. In July 2001, Stratosphere Leasing, LLC entered into an agreement with Tower Merchandise Management, LLC to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. As a result of this transaction, cost of sales associated with the retail shops discontinued in July 2001 which allowed the Company to decrease expenses $.7 million.

     Depreciation and amortization expenses have increased $2.7 million (31%) from $8.6 million for fiscal year 2000 to $11.3 million for the twelve months ended December 31, 2001. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants, the amortization of the Lessee Incentive provided on the McDonald's lease and the depreciation of the recently completed Hotel Expansion.

     Selling, general and administrative expenses increased $4.4 million (12%) from $36.6 million for fiscal year 2000 to $41.0 million for the twelve months ended December 31, 2001. Marketing and advertising expenses increased $2.3 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel Expansion. Utility expense increased $1.7 million. Utility expense will continue to outpace last year because of the 1,000 additional rooms and the increased utility rates of electricity and gas. Facilities payroll expenses increased $.3 million as a direct result of adding 1,000 guest rooms, Lucky's Cafe and remodeling the Stratosphere Courtyard Buffet associated with the Hotel Expansion. Legal expenses and settlement costs associated with the lawsuits described in Part I, Item 3, Legal Proceedings have increased $.8 million. In December 2001, the Company wrote-off $.5 million in expenses related to the development of a new thrill ride. Coincidentally, $.5 million of expenses was incurred by the Company for a gaming tax adjustment during fiscal year 2000. Outside services decreased $.4 million as the Company expects to receive reimbursement from AREP for costs incurred regarding the anticipated merger with AREP.

     In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase accordingly.

OTHER FACTORS IMPACTING EARNINGS

     Interest income decreased $.1 million (10%) from $1.0 million for fiscal year 2000 to $.9 million during the twelve months ended December 31, 2001 due to lower interest rates from banking institutions.

     Interest expense increased $3.1 million (293%) from $1.1 million for fiscal year 2000 to $4.2 million during the twelve months ended December 31, 2001. Interest from the Company's note associated with the purchase of the retail mall increased expenses $.7 million while interest expense associated with the Capital Lease decreased $.2 million. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $2.3 million for 2001. The interest associated with this note during the construction period has been capitalized as a cost of the hotel expansion. Amortization of debt issuance cost also increased interest expense by $.5 million.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR 2000 AND 1999

REVENUES

     Casino revenues increased $4.4 million (9%) from $47.8 million in fiscal year 1999 to $52.2 million for fiscal year 2000. Slot revenues increased $3.1 million from $35.3 million in fiscal year 1999 to $38.4 million for fiscal year 2000. Management attributes this increase to decreased disruption caused by escalator and race and sports book construction in 1999. Increased hotel occupancy also contributed to the increase. Race and sports book revenues increased $1.4 million from fiscal year 1999 to fiscal year 2000. The race and sports book opened in August, 1999.

     Hotel revenues increased $1.6 million (6%) from $24.6 million in fiscal year 1999 to $26.2 million for fiscal year 2000. Hotel occupancy increased from 92.1% in 1999 to 95.8% in 2000 and was the major contributing factor for the increase in hotel revenues. Average daily rate ("ADR") decreased from $52 in fiscal year 1999 to $51 in fiscal year 2000.

     Food and beverage revenues increased $2.9 million (9%) from $33.2 million in fiscal year 1999 to $36.1 million for fiscal year 2000. Increased hotel occupancy and food and beverage prices were the major contributors to the overall increase in food and beverage revenues in 2000.

     Tower, retail and other revenues increased $1.7 million (6%) from $26.9 million in fiscal year 1999 to $28.6 million for fiscal year 2000. An increase in entertainment revenues from aggressive showroom marketing and pricing contributed $1.5 million to the overall increase in Tower, retail and other revenues.

     Promotional allowances increased $1.3 million (13%) from $10.0 million in fiscal 1999 to $11.3 million for fiscal year 2000. Management attributes the increase to direct marketing efforts and special events offered to casino guests intended to increase hotel and showroom occupancy.

     Management completed the Hotel Expansion, which includes an additional 1,000 rooms, a 350-seat coffee shop and related amenities in late June 2001.

COST AND EXPENSES

     Casino operating costs increased $1.8 million (6%) from $27.7 million in fiscal year 1999 to $29.5 million in fiscal year 2000. Additional gaming activity, including having the race and sports book open the entire year, lead to a $.8 million increase in labor costs. The Company also increased the number of slot machines on the floor, which are provided by manufacturers with participation agreements. In 2000, this increased slot lease percentage expense $.6 million from $1.6 million in fiscal year 1999 to $2.2 million in fiscal year 2000. Costs from casino marketing promotional events and the costs of providing complimentary rooms, food and beverage increased $.5 million in fiscal year 2000.

     Hotel operating costs increased $.2 million (2%) from $10.4 million in fiscal year 1999 to $10.6 million in fiscal year 2000. Increased hotel occupancy lead to a $.7 million increase in labor costs while room complimentary expenses decreased $.4 million.

     Food and beverage costs increased $1.0 million (4%) from $24.9 million in fiscal year 1999 to $25.9 million in fiscal year 2000. Increased food and beverage revenues lead to a $.8 million increase in food costs and a $.7 million increase in labor costs.

     Other operating expenses increased $1.7 million (15%) from $11.6 million in fiscal year 1999 to $13.3 million in fiscal year 2000. The costs of providing casino guests with complimentary entertainment and beverages increased $1.4 million and entertainer fees increased $.3 million in fiscal year 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include personnel, operating expenses, capital expenditures and debt service. Internally generated funds fluctuate in a pattern generally consistent with revenues. The following table reflects the Company's principal contractual cash obligations due over the indicated periods and when they expire (in thousands):

                                                           2002     2003      2004      TOTAL
                                                          ------   -------   -------   -------
Related party construction loan note payable............  $3,651   $ 3,651   $65,106   $72,408
Related party lease purchase note payable...............     625    11,771        --    12,396
Capital lease obligation................................   3,111        --        --     3,111
                                                          ------   -------   -------   -------
                                                          $7,387   $15,422   $65,106   $87,915
                                                          ======   =======   =======   =======

     At current rates, interest payments on the related party notes payable and capital lease will be approximately $5.5 million, $5.0 million and $3.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

DEBT

     On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the 1,000-room hotel tower, Lucky's Cafe and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. Since May 1, 2001 AREH has provided additional advances of $25.0 million against the $73.0 million note. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at December 31, 2001 was 6.51%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty
(20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2001 was 7.01%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     On May 28, 1999, the Company entered into a $10.0 million capital lease ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest is calculated based on the LIBOR rate for each period plus 2.5%. The current rate of interest for the period ended December 31, 2001, was 4.66%. A $2.0 million balloon payment is due upon conclusion of the thirty-six month term. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation. In connection with the funding provided by AREH, on November 20, 2000, the Company obtained a waiver on the debt covenant restriction.

SHAREHOLDERS' EQUITY

     On October 4, 1999, AREH repurchased 985,286 shares of the Company from entities owned or controlled by Carl C. Icahn. On March 24, 2000, AREH purchased 50,000 shares of the Company's common stock from NYBOR, an entity controlled by Mr. Icahn. Upon completion of the transaction, Mr. Icahn continued to control approximately 89.6% of the Company's 2,030,000 Common Stock shares outstanding.

     The Company has not implemented a stock option plan and has not paid any dividends.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

     The Company had unrestricted cash balances of $28.6 million as of December 31, 2001. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

     The Company generated $14.4 million from operating activities, $2.5 million from the sale of marketable debt securities and borrowed $45.8 million from related parties during the twelve months ended December 31, 2001. These funds were used to pay $50.6 million for construction of the Hotel Expansion and other capital expenditures, $2.2 million for marketable securities, $2.7 million for payments on the capital lease and $.7 million to repay notes to related parties.

     As of December 31, 2001 the Company had approximately $1.9 million accrued for unsecured disputed claims related to the Restated Second Amended Plan. The $1.9 million estimated accrual for unsecured disputed claims is included in other accrued expenses on the accompanying December 31, 2001 Consolidated Balance Sheet. Additional required payments, if any, will be made from restricted cash and/or investment balances.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's debt obligations are subject to interest rate risk. The interest rates under these obligations are based on LIBOR plus applicable margins. As interest rates fluctuate, the Company will experience changes in interest expense. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, if interest rates increased 100 basis points, interest expense on the Company's debt obligations at December 31, 2001 would increase $.7 million for fiscal year 2002.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
,
Report of Independent Auditors -- December 31, 2001 and
  2000......................................................   27
Report of Independent Public Accountants -- December 26,
  1999......................................................   28
Consolidated Balance Sheets at December 31, 2001 and 2000...   29
Consolidated Statements of Operations for the year ended
  December 31, 2001 and fiscal years ended December 31, 2000
  and December 26, 1999.....................................   30
Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and fiscal years ended December
  31, 2000 and December 26, 1999............................   31
Consolidated Statements of Cash Flows for the year ended
  December 31, 2001 and fiscal years ended December 31, 2000
  and December 26, 1999.....................................   32
Notes to Consolidated Financial Statements..................   34

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Stratosphere Corporation:

     We have audited the accompanying consolidated balance sheets of Stratosphere Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Phoenix, Arizona
March 15, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Stratosphere Corporation (a Delaware corporation) and subsidiaries (the "Company") for the year ended December 26, 1999 prior to the reclassification (and, therefore, are not presented herein) for the Company's adoption of EITF 00-22 "Accounting for 'Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" as described in Note 1 to the reclassified consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 2 to the consolidated financial statements, effective October 14, 1998, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on June 9, 1998. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 27, 1998. As a result, the consolidated financial statements for the periods subsequent to September 27, 1998 reflect the Company's new basis of accounting and are not comparable to the predecessor company's pre-reorganization consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Stratosphere Corporations' operations and their cash flows for the year ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSON LLP

Las Vegas, Nevada
February 11, 2000

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              ------------    ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 28,622        $ 23,441
  Cash and cash equivalents-restricted......................       1,926           1,926
  Marketable securities.....................................       4,200           4,459
  Investments-restricted....................................         827             988
  Accounts receivable, net..................................       3,416           2,592
  Related party receivable..................................         608              73
  Other current assets......................................       4,348           5,191
                                                                --------        --------
Total Current Assets........................................      43,947          38,670
                                                                --------        --------
Property and Equipment, Net.................................     200,938         166,619
                                                                --------        --------
Other Assets:
  Debt issuance and deferred financing costs-net............         474             137
  Lessee incentive..........................................       1,616           1,950
  Other receivable..........................................       3,000           3,000
                                                                --------        --------
Total Other Assets..........................................       5,090           5,087
                                                                --------        --------
TOTAL ASSETS................................................    $249,975        $210,376
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade....................................    $  1,968        $  1,599
  Accounts payable-construction.............................       1,598           6,943
  Current portion of capital lease obligations..............       3,111           2,667
  Current portion of notes payable to related party.........       4,276             713
  Accrued payroll and related expenses......................       5,258           4,912
  Other accrued expenses....................................      13,478          12,744
                                                                --------        --------
Total Current Liabilities...................................      29,689          29,578
                                                                --------        --------
Long-Term Liabilities:
  Accrued lessee incentive..................................       1,605           1,950
  Capital lease obligations-less current portion............          --           3,111
  Notes payable to related party-less current portion.......      80,528          39,037
                                                                --------        --------
Total Long-Term Liabilities.................................      82,133          44,098
                                                                --------        --------
TOTAL LIABILITIES...........................................     111,822          73,676
                                                                --------        --------
Commitments and Contingencies (Notes 13 and 14)
Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 3,000,000; no
    shares issued...........................................          --              --
  Common stock, $.01 par value; authorized 10,000,000
    shares;
    issued and outstanding 2,030,000........................          20              20
  Additional paid-in-capital................................     130,444         129,816
  Retained earnings.........................................       7,689           6,864
                                                                --------        --------
Total Shareholders' Equity..................................     138,153         136,700
                                                                --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $249,975        $210,376
                                                                ========        ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
           FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                   2001           2000           1999
                                                               ------------   ------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Casino....................................................     $ 61,531       $ 52,174       $ 47,817
  Hotel.....................................................       32,041         26,168         24,640
  Food and beverage.........................................       36,476         36,157         33,230
  Tower, retail and other income............................       26,487         28,612         26,893
                                                                 --------       --------       --------
Gross Revenues..............................................      156,535        143,111        132,580
  Less: Promotional allowances..............................       14,561         11,279         10,027
                                                                 --------       --------       --------
NET REVENUES................................................      141,974        131,832        122,553
                                                                 --------       --------       --------
COSTS AND EXPENSES:
  Casino....................................................       32,986         29,459         27,737
  Hotel.....................................................       12,755         10,644         10,416
  Food and beverage.........................................       26,580         25,920         24,872
  Other operating expenses..................................       12,830         13,291         11,580
  Depreciation and amortization.............................       11,257          8,582          8,337
  Selling, general and administrative.......................       41,008         36,561         36,419
                                                                 --------       --------       --------
    Total Costs and Expenses................................      137,416        124,457        119,361
                                                                 --------       --------       --------
INCOME FROM OPERATIONS......................................        4,558          7,375          3,192
                                                                 --------       --------       --------
OTHER INCOME (EXPENSE):
  Interest income...........................................          943          1,047            741
  Interest expense..........................................       (4,159)        (1,057)          (867)
  Loss on sale of assets....................................           (4)            (4)           (71)
                                                                 --------       --------       --------
    Total Other Expense, net................................       (3,220)           (14)          (197)
                                                                 --------       --------       --------
INCOME BEFORE INCOME TAXES..................................        1,338          7,361          2,995
PROVISION FOR INCOME TAXES..................................          513          2,533            775
                                                                 --------       --------       --------
NET INCOME..................................................     $    825       $  4,828       $  2,220
                                                                 ========       ========       ========
BASIC AND DILUTED INCOME PER COMMON SHARE...................     $   0.41       $   2.38       $   1.09
                                                                 ========       ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................        2,030          2,030          2,030
                                                                 ========       ========       ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
           FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                                    RETAINED
                                                                     ADDITIONAL     EARNINGS         TOTAL
                                                            COMMON    PAID-IN     (ACCUMULATED   SHAREHOLDERS'
                                                            STOCK     CAPITAL       DEFICIT)        EQUITY
                                                            ------   ----------   ------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances at December 27, 1998.............................   $20      $127,058       $ (184)       $126,894
Net income................................................    --            --        2,220           2,220
                                                             ---      --------       ------        --------
Balances at December 26, 1999.............................    20       127,058        2,036         129,114
Change in deferred tax asset valuation allowance related
  to
  book-tax differences existing at time of bankruptcy.....    --         2,758           --           2,758
Net income................................................    --            --        4,828           4,828
                                                             ---      --------       ------        --------
Balances at December 31, 2000.............................    20       129,816        6,864         136,700
Change in deferred tax asset valuation allowance related
  to book-tax differences existing at time of
  bankruptcy..............................................    --           628           --             628
Net income................................................    --            --          825             825
                                                             ---      --------       ------        --------
Balances at December 31, 2001.............................   $20      $130,444       $7,689        $138,153
                                                             ===      ========       ======        ========

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
           FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                2001       2000      1999
(IN THOUSANDS)                                                --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    825   $  4,828   $ 2,220
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization........................    11,811      8,679     8,559
       Provision (recoveries) for doubtful accounts.........       (28)       137      (240)
       Loss on sale or disposal of assets...................         4          4        71
       Changes in operating assets and liabilities:
          Accounts and other receivable.....................      (795)    (1,315)    1,444
          Other current assets..............................       843         93       142
          Accounts payable-trade............................       369        396      (204)
          Accrued expenses..................................     1,363      1,775     1,033
                                                              --------   --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    14,392     14,597    13,025
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in cash and cash equivalents-restricted..........        --         --       292
  Purchase of marketable securities.........................    (2,200)    (1,000)   (4,459)
  Proceeds from the sale of marketable securities...........     2,459         --     1,000
  Decrease in investments-restricted........................       161      1,290     1,013
  Payments for property and equipment.......................   (49,985)   (16,790)   (6,596)
  Payments for construction in progress.....................      (646)   (28,135)       --
  Increase in related party receivable......................      (536)       (73)       --
  Cash proceeds from sale of property and equipment.........        40        124       551
                                                              --------   --------   -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (50,707)   (44,584)   (8,199)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to creditors pursuant to plan of
     reorganization.........................................        --         --       (67)
  Payments on long-term debt................................        --        (77)     (155)
  Proceeds from related party notes payable.................    45,750     41,750        --
  Payments of related party notes payable...................      (696)    (2,000)       --
  Final payments on capital lease obligations -- original...        --         --    (8,979)
  Payments on capital lease obligations -- new..............    (2,667)    (2,667)   (1,556)
  Proceeds from capital lease obligations...................        --         --    10,000
  Increase in debt issuance and deferred financing costs....      (891)        --      (272)
                                                              --------   --------   -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    41,496     37,006    (1,029)
                                                              --------   --------   -------
Net increase in cash and cash equivalents...................     5,181      7,019     3,797
Cash and cash equivalents -- beginning of period............    23,441     16,422    12,624
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 28,622   $ 23,441   $16,422
                                                              ========   ========   =======

                                                                2001       2000      1999
(IN THOUSANDS)                                                --------   --------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest-net of capitalized interest of $1.9 million, $.5
     million and $-0- for the year ended December 31, 2001
     and fiscal years ended December 31, 2000 and December
     26, 1999, respectively.................................  $  3,245   $    656   $   750
  Income taxes..............................................  $     --   $    509   $   400
Non-Cash Investing and Financing Activities:
  Change in deferred tax asset valuation allowance related
     to book-tax differences existing at time of
     bankruptcy.............................................  $    628   $  2,758   $    --
  Decrease in land and building from donation of Bob Stupak
     Center.................................................  $     --   $     --   $  (350)

                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 2001, 2000 AND DECEMBER 26, 1999

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

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

     During the first quarter, 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addressed the income statement classification of the value of the points redeemable for cash awarded under point programs similar to the Company's Player's Club and Guaranteed Refund programs. The consensus states the cost of these programs should be reported as a contra-revenue, rather than an expense and is retroactive to January 1, 2001, with prior year restatement required. The Company has adopted the current consensus recommendations on Issue 00-22. Debate continues on a number of other facets of Issue 00-22, which could have an impact on the Company's financial statements. The Company historically reported the costs of such points as an expense.

The Company reclassified these costs of $2.3 million, $.9 million and $.7 million for the fiscal years ended December 31, 2001, 2000 and December 26, 1999, respectively, as contra-revenues in the Consolidated Statements of Operations.

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

                                                                         FISCAL YEAR    FISCAL YEAR
                                                           YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 26,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Food and Beverage.......................................     $4,140         $4,245         $4,075
Rooms...................................................      2,146          1,636          1,456
Other...................................................         53             48             85
                                                             ------         ------         ------
                                                             $6,339         $5,929         $5,616
                                                             ======         ======         ======

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks, interest bearing deposits, money market funds and debt instruments purchased with an original maturity of 90 days or less. Cash and cash equivalents-restricted consist primarily of funds reserved for final settlement of unsecured claims pursuant to the Restated Second Amended Plan.

MARKETABLE SECURITIES

     The Company's marketable securities represent investments in Moody's AA2 rated Portland, Oregon and Moody's and Standard and Poor's AAA rated New York City bonds. These securities are currently reported at cost, which approximates fair market value, and are considered available-for-sale.

INVESTMENTS RESTRICTED

     Investments-restricted consist primarily of funds pledged for Nevada sales and use tax, unpaid sports book tickets and workers' compensation benefits.

INVENTORIES

     Inventories, consisting primarily of food and beverage, retail merchandise and operating supplies, are stated at the lower of cost or market and included in other current assets. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment purchased prior to September 27, 1998 are stated at adjusted cost (see Note 2). Property and equipment purchased after September 27, 1998 are stated at cost. Capitalized lease assets are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease (see Notes 5 & 8). Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.

     Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements..................................   36-39 years
Furniture, fixtures and equipment...........................    3-15 years
Land improvements...........................................      15 years

     The Company's policy is to capitalize interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets' estimated useful lives. The Company recorded capitalized interest of $1,857,200 for 2001 and $457,781 during fiscal year 2000. There was no capitalized interest during fiscal year 1999.

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

SALES, ADVERTISING AND PROMOTION

     Sales, advertising and promotion costs are expensed as incurred and totaled $8,054,974, $6,419,864 and $6,438,065 for the twelve month periods ended December 31, 2001, December 31, 2000 and December 26, 1999, respectively.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. Pursuant to the Restated Second Amended Plan 2,030,000 New Common Stock shares were issued on the Effective Date. There were no potentially dilutive securities as of December 31, 2001.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal year presentation.

FISCAL YEAR-END

     Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52- or 53-weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year. The change in reporting period did not have a material effect on the presentation or comparability of the financial statement amounts.

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

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                               2001     2000
                                                              ------   ------
Hotel and related...........................................  $1,734   $1,315
Gaming......................................................     419      346
Income taxes................................................     473      359
Other.......................................................   1,115      926
                                                              ------   ------
                                                               3,741    2,946
Less allowance for doubtful accounts........................    (325)    (354)
                                                              ------   ------
                                                              $3,416   $2,592
                                                              ======   ======

     The Company recorded bad debt expense (recoveries) of ($28), $137 and ($240) for the fiscal years ended December 31, 2001, 2000 and December 26, 1999, respectively.

(4)  OTHER CURRENT ASSETS

     Other current assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                               2001     2000
                                                              ------   ------
Inventories.................................................  $1,749   $2,102
Prepaid expenses............................................   2,599    3,089
                                                              ------   ------
                                                              $4,348   $5,191
                                                              ======   ======

(5)  PROPERTY AND EQUIPMENT -- NET

     Property and equipment consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                                2001       2000
                                                              --------   --------
Land and improvements, including land held for
  development...............................................  $ 23,001   $ 21,510
Building and improvements...................................   153,551     83,412
Furniture, fixtures and equipment...........................    52,865     27,757
Construction in progress....................................       697     52,520
                                                              --------   --------
                                                               230,114    185,199
Less accumulated deprecation and amortization...............   (29,176)   (18,580)
                                                              --------   --------
                                                              $200,938   $166,619
                                                              ========   ========

     Included in property and equipment at December 31, 2001 and 2000, are assets recorded under capital leases of $17.2 million. Accumulated depreciation and amortization at December 31, 2001 and December 31, 2000 includes amounts recorded for capital leases of $11,554,195 and $4,480,032, respectively.

     In mid-1996, Stratosphere Corporation suspended construction of the 1,000-room hotel tower (the "Hotel Expansion"), which had reached a height of approximately 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower with a total construction budget of $65.0 million. In June 2001 the Company completed construction of the new hotel tower that includes 1,000 new guestrooms and amenities including a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. "Lucky's Cafe" a 350-seat coffee shop, a new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby have also been completed. The Company refurbished and expanded the "Stratosphere Courtyard Buffet" as well as remodeled "Montana's Steak House" and converted it into the "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar.

(6)  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Vacation packages...........................................  $ 2,714   $ 2,815
Accrued liabilities.........................................    4,234     3,203
Accrued restructuring costs.................................      536       825
Cash Reserve for unpaid bankruptcy claims...................    1,926     1,926
Accrued taxes...............................................      905       744
Accrued/unclaimed sports tickets/prizes.....................      390       605
Other.......................................................    2,773     2,626
                                                              -------   -------
                                                              $13,478   $12,744
                                                              =======   =======

(7)  NOTES PAYABLE TO RELATED PARTY

     Long term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Construction loan note payable..............................  $72,408   $27,250
Lease purchase note payable.................................   12,396    12,500
                                                              -------   -------
                                                               84,804    39,750
Less current portion........................................   (4,276)     (713)
                                                              -------   -------
Long-term debt--less current portion........................  $80,528   $39,037
                                                              =======   =======

     The future aggregate annual maturities of notes payable to related party at December 31, 2001 are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
          2002....................   $ 4,276
          2003....................    15,422
          2004....................    65,106
                                     -------
          Total...................   $84,804
                                     =======

     On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to American Real Estate Holdings ("AREH") in order to finance the construction of the 1,000-room hotel tower, Lucky's Cafe and new pool area (the "Hotel Expansion"). The promissory note is secured by a deed of trust on certain real property. Demand notes bearing interest at 9.5% and totaling $48.0 million, as of April 18, 2001, were replaced by this note. Since May 1, 2001 AREH has provided additional advances of $25.0 million against the $73.0 million note. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty (20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at December 31, 2001 was 6.51%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four
(24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

     On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on certain real property. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty
(20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at December 31, 2001 was 7.01%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment at an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

(8)  LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

     In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease income required under these leases for years subsequent to December 31, 2001 is as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
          2002.....................    $1,723
          2003.....................     1,650
          2004.....................     1,528
          2005.....................     1,415
          2006.....................       773
          Thereafter...............     1,246
                                       ------
                                       $8,335
                                       ======

     Management is currently renegotiating the terms of various leases, which will likely result in a reduction of the expected lease income stated above.

     The Company leases certain equipment under a non-cancelable capital lease that is subject to expiration in fiscal year 2002. Future minimum lease payments, excluding contingent rentals, due under the non-cancelable capital lease for the year ending December 31, 2002, are $3,163,135, which includes interest of $52,017 (based on a 4.66% rate), resulting in a capital lease obligation of $3,111,118 at December 31, 2001.

     The Company had no operating leases as of December 31, 2001 and 2000. Rent expense for operating leases was $593,847 for the fiscal year ended December 26, 1999.

(9)  SHAREHOLDERS' EQUITY

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

     On February 1, 2002, the Company announced that it entered into a merger agreement under which AREP, through an affiliate, will acquire the remaining shares of Stratosphere that AREP does not currently own. AREP currently owns approximately 51% of Stratosphere and Mr. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000.

     Under the agreement the stockholders who are unaffiliated with Mr. Icahn are to receive a cash price of $45.32 per share, and the Icahn related stockholders (other than AREP) are to receive a cash price of $44.33 per share. AREP is to pay an aggregate of approximately $44.3 million for the Stratosphere shares. Mr. Icahn owns approximately 86% of the outstanding equity interests in AREP.

     The Company has not implemented a stock option plan.

(10)  INCOME TAXES

     The income tax provision attributable to income from operations for the fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                                                         FISCAL YEAR    FISCAL YEAR
                                                           YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 26,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Current.................................................      $ --          $  358          $775
Deferred................................................       513           2,175            --
                                                              ----          ------          ----
                                                              $513          $2,533          $775
                                                              ====          ======          ====

DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2001 and 2000 (in thousands):

                                                                 2001       2000
                                                               --------   --------
TEMPORARY DIFFERENCES
Current:
  Allowance for doubtful accounts...........................   $    114   $    124
  Gaming related............................................        766        397
  Accrued vacation and employee related.....................        907        977
  Outstanding chip and token liability......................         (2)       (17)
  Deferred income...........................................         96       (836)
  Other.....................................................        640       (341)
                                                               --------   --------
                                                                  2,521        304
                                                               --------   --------
Long-term:
  Pre-opening costs.........................................         --        915
  Debt issuance costs.......................................         --        (10)
  Excess of tax over book basis of assets due primarily to
     write down of assets...................................     68,239     72,953
                                                               --------   --------
                                                                 68,239     73,858
                                                               --------   --------
Total Temporary Differences.................................     70,760     74,162
                                                               --------   --------
Carryforwards:
  Net Operating Loss (including Section 382 limitation).....      9,730      7,092
  Alternative minimum tax credit............................        450        306
  Other credits.............................................        431        304
                                                               --------   --------
Total Carryforwards.........................................     10,611      7,702
                                                               --------   --------
Total temporary differences and carryforwards...............     81,371     81,864
Valuation allowance.........................................    (81,371)   (81,864)
                                                               --------   --------
Total deferred tax assets (liabilities).....................   $     --   $     --
                                                               ========   ========

     The Company recorded a valuation allowance at December 31, 2001 and 2000 relating to recorded net tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

     The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                                         FISCAL YEAR    FISCAL YEAR
                                                           YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 26,   DECEMBER 26,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Federal statutory rate..................................      35.0%          35.0%          35.0%
Permanent differences...................................       3.4%            .8%           2.0%
Decrease in federal income tax credits..................     (10.1)%         (2.2)%           --
Increase (decrease) in deferred tax asset valuation
  allowance.............................................      10.0%            .8%         (11.0)%
                                                             -----           ----          -----
                                                              38.3%          34.4%          26.0%
                                                             =====           ====          =====

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

     The net decrease in the valuation allowance was $493,000. This is comprised of a $628,000 decrease credited directly to additional paid-in-capital in accordance with SFAS 109 and the requirements for recording tax benefits associated with emergence from bankruptcy, and an increase of $135,000 attributed to deferred tax expense relating to temporary differences originating after emergence from bankruptcy.

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

SECTION 382 LIMITATION

     As of December 31, 2001 and 2000, the Company had a tax basis in its assets in excess of its basis for financial reporting purposes that will generate substantial tax deductions in future periods. As a result of a "change in ownership" under Internal Revenue Code Section 382, the Company's ability to utilize depreciation and other tax attributes will be limited to approximately $6,400,000 per year commencing fiscal year 1998 and for the five subsequent years. This limitation is applied to all built-in losses which exist on the "change of ownership" date, including all items giving rise to a deferred tax asset.

     For the years ended December 31, 2001 and 2000, a portion of the Company's depreciation and other tax attributes in the amount of approximately $4.0 million that existed on the "change of ownership" date were limited under
Section 382. Pursuant to Section 382, the limited depreciation and other tax attributes are treated as a net operating loss, which the Company may utilize in subsequent years.

     The application of Section 382 also resulted in a reduction in the basis of the Company's assets for purposes of the Alternative Minimum Tax ("AMT"). The Company was not subject to AMT for the year ended December 31, 2001. However, the Company was subject to AMT for the year ended December 31, 2000 of approximately $.4 million. This AMT is expected to be carried forward as a credit against any regular tax generated in future periods.

(11)  OTHER RELATED PARTY TRANSACTIONS

     Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of December 31, 2001. On October 4, 1999, AREH repurchased 985,286 shares from entities owned or controlled by Mr. Icahn. On March 24, 2000, AREH purchased 50,000 shares of the Company's common stock from NYBOR. Upon completion of the purchase, AREH owned 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 86% of the outstanding depository units of AREP.

     On February 1, 2002, the Company announced that it entered into a merger agreement under which AREP, through an affiliate, will acquire the remaining shares of Stratosphere that AREP does not currently own. AREP currently owns approximately 51% of Stratosphere and Mr. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000.

     Under the agreement the stockholders who are unaffiliated with Mr. Icahn are to receive a cash price of $45.32 per share, and the Icahn related stockholders (other than AREP) are to receive a cash price of $44.33 per share. AREP is to pay an aggregate of approximately $44.3 million for the Stratosphere shares. Mr. Icahn owns approximately 86% of the outstanding equity interests in AREP.

     Certain employees of the Company provide management and other administrative services to the Arizona Charlie's, Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). For the twelve months ended December 31, 2001, the Company received $617,760 and $719,937 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, for these same services. For the year ended December 31, 2000 and December 26, 1999, the Company received $240,000 and $236,000, respectively, from such related parties for similar services provided in those years. Such fees are reported net of the related expense.

     Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.6 million, $.5 million and $.5 million for fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, respectively.

(12)  EMPLOYEE BENEFIT PLAN

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of $4,921,851; $4,622,104; and $4,293,974 for the twelve months ended December 31,
2001, December 31, 2000 and December 26, 1999, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine the adequacy of the plans' funding status.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $245,895; $195,387; and $191,114 for the twelve months ended December 31, 2001, and fiscal years ended December 31, 2000 and December 26, 1999, respectively.

(13)  COMMITMENTS

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive a bonus of $20,000 for the first year. Future annual bonuses can be 0% -- 100% of Mr. Brown's Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. In 2001, Mr. Brown's base annual compensation was increased to $217,000. In 2001, the Company paid Mr. Brown a bonus of $95,000 for year 2000 operating results. The Company has no bonus accrued for Mr. Brown as of December 31, 2001 for 2001 operating results.

(14)  CONTINGENCIES

     The Company's complaint for the avoidance of preferential transfers made to McDonald's (the "Complaint") and the Company's objection to the proof of claim filed by McDonald's Corporation came to trial June 24, 1999. On September 20, 1999, the Bankruptcy Court entered its Notice of Entry of Findings of Fact, Conclusions of Law and Judgment Re Debtors' Complaint for Avoidance of Preferential Transfer Pursuant to 11 U.S.C. sec. 547 and Order Re Objection To McDonald's Proof of Claim ("Judgment"). The Judgment ordered that payments made in January 1997, by the Company to McDonald's in the amount of $.7 million ("Judgment Amount"), were preferential payments pursuant to Section 547(b) of the Bankruptcy Code and were thereby recoverable by the Company. Regarding the Company's objection to the proof of claim filed by McDonald's, the Bankruptcy Court held that McDonald's was not entitled to an administrative claim and that it was not entitled to any claim for damages. On September 29, 1999, McDonald's Corporation filed its notice of appeal to the Bankruptcy Appellate Panel for the Ninth Circuit Court of Appeals and on November 6, 2000, the Bankruptcy Appellant Panel issued its decision affirming the Bankruptcy Court's judgment. On or about December 4, 2000, McDonald's Corporation filed its Notice of Appeal to the Ninth Circuit Court of Appeals, where the matter was heard on November 7, 2001. On November 29, 2001, the Court of Appeals affirmed the judgment. At December 31, 2001, the Judgment Amount was classified as an other receivable on the Consolidated Balance Sheet. McDonald's paid Stratosphere approximately $753,000 on January 31, 2002 for the Judgment Amount including accrued interest.

     The Company has also filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for May 2, 2002. At December 31, 2001, the Company classified preferential transfers of $2.3 million as an other receivable on the Consolidated Balance Sheet.

     On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company had already commenced these renovations prior to the Court's Order and expects to meet the Court's deadline. The Company believes the costs of these renovations will be approximately $450,000.

     On May 3, 2001, the Company was named in an action brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. (collectively "Harrah's") alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by the Company in its advertising and promotions is said by plaintiff to infringe upon its patent rights. In January 2002, the parties entered into a sealed Consent Judgment resolving the dispute, which was the subject matter of this action. In December 2001, the Company paid Harrah's the settlement for this action.

     In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the fiscal years ended December 31, 2001 and December 31, 2000 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                  MARCH 31,   JUNE 30,   SEPTEMBER 31,   DECEMBER 31,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
Net revenues....................................   $32,853    $33,083    $      39,484     $36,553
Net income (loss)...............................     1,390        237               29        (831)
Basic and diluted income (loss) per common
  share.........................................   $  0.68    $  0.12    $        0.01     $ (0.41)

                                                  MARCH 26,   JUNE 25,   SEPTEMBER 24,   DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
Net revenues....................................   $33,897    $31,896       $31,360        $34,679
Net income......................................     1,617      1,166           678          1,366
Basic and diluted income per common share.......   $  0.80    $  0.57       $  0.33        $  0.67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

     On March 1, 2000, Stratosphere Corporation (the "Registrant") dismissed Arthur Andersen LLP as its independent accountants effective May 31, 2000. Arthur Andersen LLP will continue to provide accounting services to the Registrant through May 31, 2000, including the report on the Registrant's financial statements, for fiscal year ended December 26, 1999.

     The report of Arthur Andersen LLP on the financial statements for the fiscal year ended December 27, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The report of Arthur Andersen LLP for the fiscal year ended December 28, 1997, was modified as to the going concern uncertainty related to the Registrant's filing for Chapter 11 bankruptcy protection on January 27, 1997.

     The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

     In connection with its audits for the two most recent fiscal years and through March 1, 2000, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     During the two most recent fiscal years and through March 1, 2000, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

NEW INDEPENDENT ACCOUNTANTS

     The Registrant engaged KPMG LLP as its new independent accountants as of March 1, 2000. During the two most recent fiscal years and through March 1, 2000, the Registrant has not consulted with KPMG LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the
Company:

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Carl C. Icahn.............................  66    Chairman of the Board
John P. Saldarelli........................  60    Director
Robert J. Mitchell........................  55    Director
Martin Hirsch.............................  47    Director
Judge Jerome M. Becker....................  66    Director
William F. Bischoff.......................  60    Senior Vice President, Chief Financial
                                                  Officer, Treasurer and Secretary

     CARL C. ICAHN, has served as Chairman of the Board and a Director of Starfire Holding Corporation ("Starfire", formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, New Jersey.

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

     ROBERT J. MITCHELL, has been Senior Vice President-Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995 and was Treasurer of ACF from December 1994 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, since August 1993. Mr. Mitchell is a Director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. Mr. Mitchell also serves as a Director of Stratosphere Corporation since October 14, 1998. Mr. Mitchell received his BS Degree in Business Administration from St. Francis College.

     MARTIN HIRSCH has served as a Vice President of American Property Investors, Inc. ("API") since March 18, 1991, where he is involved in investing, managing and disposing of real estate properties and securities. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions of API. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President where he was involved in the acquisition of commercial real estate properties and asset management. In 1998, Mr. Hirsch was appointed to the Board of Directors of National Energy Group, Inc., an independent public energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. Mr. Hirsch has served as a Director of the Company since October 14, 1998.

     JUDGE JEROME M. BECKER serves as Chairman of the New York State Housing Finance Agency, the New York State Affordable Housing Corporation, the New York State Project Finance Agency and the New York State Municipal Bond Bank. Judge Becker also serves as Vice-Chairman of the State of New York Mortgage

Agency. Judge Becker is a Director of the New York State Mortgage Loan Enforcement and Administration Corporation, Director of the New York State Housing Trust Fund Corporation and Member of the Homeless Housing Assistance Corporation. He is also a Brigadier General in the New York Guard. Judge Becker has formerly served as a Family Court Judge of the State of New York and as an Acting Criminal Court Judge of the New York City Criminal Court. He also served as Special District Attorney of Kings County (Brooklyn), Chairman of the New York City Conditional Release Commission (Parole), Chairman of the New York City Youth Board, Commissioner of the New York City Human Rights Commission and Member of the New York City Board of Correction. Judge Becker is a member of the New York State Bar having been admitted in 1962 and since has become a member of the Washington DC, Colorado and Pennsylvania Bars. He is also admitted to various federal courts including the United States Supreme Court. Judge Becker has also practiced law privately having represented domestic and international real estate interests. Judge Becker has served as a Director of the Company since November 14, 1999.

     WILLIAM F. BISCHOFF has been Senior Vice President and Chief Financial Officer since April 2000. Mr. Bischoff also served as Vice President and Chief Financial Officer of Arizona Charlie's, Inc., an entity owned by Mr. Carl C. Icahn, from March 1999 to April 2000. From August 1995 until March 1999, Mr. Bischoff was the Controller of Golden Gate Hotel and Casino in Las Vegas, Nevada. From May 1993 until August 1995, Mr. Bischoff worked as an Independent Gaming Consultant and Certified Public Accountant. From July 1990 until May 1993, he served as Executive Vice President and Chief Financial Officer of Western Acceptance Corporation, an insurance premium finance company in Las Vegas, Nevada. Mr. Bischoff was employed with Caesars Palace in Las Vegas, Nevada from October 1987 until July 1990 as Assistant Vice President of Casino Administration.

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

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                              -----------------------
NAME AND PRINCIPAL POSITION                                   YEAR   SALARY    BONUS
---------------------------                                   ----   -------   ------
DANIEL A. CASSELLA(a).......................................  2001        --       --
Chief Executive Officer                                       2000   196,520       --
                                                              1999   500,000       --
ANDREW BLUMEN(b)............................................  2001        --       --
General Counsel                                               2000        --       --
                                                              1999    67,920       --
THOMAS A. LETTERO(c)........................................  2001        --       --
Executive Vice President/Chief Financial                      2000   122,805       --
Officer, Treasurer and Secretary                              1999   302,553       --
THOMAS WILLER(d)............................................  2001        --       --
Vice President Marketing                                      2000   116,058       --
                                                              1999   180,000       --
WILLIAM F. BISCHOFF.........................................  2001   201,956       --
Senior Vice President/Chief Financial                         2000   142,907   18,700
Officer, Treasurer and Secretary                              1999        --       --
RICHARD P. BROWN............................................  2001   202,771       --
Chief Operating Officer                                       2000   151,220   95,000
                                                              1999        --       --
BOBBY RAY HARRIS............................................  2001   157,200       --
Senior Vice President of Operations                           2000   132,346   26,200
                                                              1999    99,486       --
SIEGFRIED G. PUMBERGER......................................  2001   134,957       --
Vice President of Food and Beverage                           2000    88,963   26,200
                                                              1999        --       --
MICHAEL G. TURNGREN(e)......................................  2001        --       --
Vice President of Casino Operations                           2000   120,630       --
                                                              1999   125,000       --

---------------

(a) Effective January 18, 2000, Mr. Cassella resigned as an officer and director to the Company.

(b) Effective July 2, 1999, Mr. Blumen resigned as general counsel to the
    Company.

(c) Effective March 7, 2000, Mr. Lettero resigned as an officer of the Company and its subsidiaries.

(d) Effective April 19, 2000, Mr. Willer resigned as Vice President of Marketing to the Company.

(e) Effective November 24, 2000, Mr. Turngren resigned as Vice President of Casino Operations to the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company has not implemented a stock option plan as of March 29, 2002.

EMPLOYMENT AGREEMENTS, SEPARATION AGREEMENT AND SEVERANCE AGREEMENTS

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice

President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive a bonus of $20,000 for the first year. Future annual bonuses can be 0% -- 100% of Mr. Brown's Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. In 2001, Mr. Brown's base annual compensation was increased to $217,000. In 2001, the Company paid Mr. Brown a bonus of $95,000 for year 2000 operating results. The Company has no bonus accrued for Mr. Brown as of December 31, 2001 for 2001 operating results.

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

     On November 14, 1999, Judge Jerome M. Becker was elected as the sole independent member to the Stratosphere Corporation Board of Directors. Judge Becker was compensated $25,000 and $40,000 for his services during the twelve months ended December 31, 2001 and December 31, 2000, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2001, certain information regarding the beneficial ownership of shares of New Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group. Except as otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                              NUMBER OF
NAME                                                           SHARES       PERCENT
----                                                          ---------     -------
Carl C. Icahn...............................................  1,818,600(a)   89.6
John P. Saldarelli..........................................         --        --
Robert J. Mitchell..........................................         --        --
Martin Hirsch...............................................         --        --
Jerome M. Becker............................................         --        --
William F. Bischoff.........................................         --        --
All directors and executive officers (as a group six
  persons)..................................................  1,818,600      89.6

---------------
(a) Includes 1,035,280 shares held by American Real Estate Holdings Limited Partnership ("AREH") that were repurchased from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 86% of the outstanding depository units of AREP.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market System. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished by the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal years ended December 31, 2001 and 2000 and December 26, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

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

     Certain employees of the Company provide management and other administrative services to Arizona Charlie's, Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). For the twelve months ended December 31, 2001, the Company received $617,760 and $719,937 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, for these same services. For the year ended December 31, 2000 and December 26, 1999, the Company received $240,000 and $236,000, respectively, from such related parties for similar services provided in those years. Such fees are reported net of the related expense.

     Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company received hotel revenues of $.6 million, $.5 million and $.5 million for fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Consolidated Financial Statements:

     Included in Part II:

                 Report of Independent Auditors -- December 31, 2001 and
                 2000........................................................        27
                 Report of Independent Public Accountants -- December 26,
                 1999........................................................        28
                 Consolidated Balance Sheets at December 31, 2001 and 2000...        29
                 Consolidated Statements of Operations for the year ended
                 December 31, 2001 and fiscal years ended December 31, 2000
                 and December 26, 1999.......................................        30
                 Consolidated Statements of Shareholders Equity for the year ended December 31, 2001 and fiscal years ended December 31,
                 2000 and December 26, 1999..................................        31
                 Consolidated Statements of Cash Flows for the year ended
                 December 31, 2001 and fiscal years ended December 31, 2000
                 and December 26, 1999.......................................        32
                 Notes to Consolidated Financial Statements..................        34

     (a)(2)  Supplemental Financial Statement Schedules

     All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

     (a)(3)  Exhibits

EXHIBIT          DESCRIPTION OF DOCUMENT
-------          -----------------------
2(1)             Disclosure Statement to accompany the Company's Second Amended Plan of
                 Reorganization.(d)
2(2)             The Company's Restated Second Amended Plan of Reorganization, dated
                 February 26, 1998.(e)
3(1)             Certificate of Incorporation of the Company, as amended.(f)
3(2)             Bylaws of the Company, as amended and restated.(f)
3(3)             Articles of Incorporation of the Operating Subsidiary.(f)
3(4)             Bylaws of the Operating Subsidiary.(f)
10(1)            Owner Participation Agreement between the City of Las Vegas Downtown
                 Redevelopment Agency and the Company.(b)
10(2)            Development and Lease Agreement, dated March 11, 1996 by and between
                 Strato-Retail, LLC and the Company.(a)
10(3)            Participation Agreement, dated as of April 29, 1996 by and among
                 Stratosphere Gaming Corp., First Security Trust Company of Nevada, The
                 Persons Listed on Schedule II, Bank of Scotland, First Interstate Bank
                 of Nevada, Societe Generale, Credit Lyonnais, Los Angeles Branch, BA
                 Leasing & Capital Corporation and the Company.(b)
10(4)            Lease Agreement, dated as of April 29, 1996 by and between First
                 Security Trust Company of Nevada and Stratosphere Gaming Corp.(b)
10(5)            Loan Agreement, dated as of April 29, 1996 by and among First Security
                 Trust Company of Nevada, BA Leasing & Capital Corporation, Bank of
                 Scotland, First Interstate Bank of Nevada, Societe Generale, Credit
                 Lyonnais, Los Angeles Branch, and the Persons Listed on Schedule I.(b)
10(6)            Promissory Notes from the Borrower to the Various Lenders.(b)
10(7)            Trust Agreement, dated as of April 29, 1996 between Stratosphere Gaming
                 Corp., as Grantor, and First Security Trust Company of Nevada, as
                 Trustee.(b)

EXHIBIT          DESCRIPTION OF DOCUMENT
-------          -----------------------
10(8)            Security Agreement and Assignment of Lease, dated as of April 29, 1996 between First Security Trust Company of Nevada and BA Leasing & Capital
                 Corporation.(b)
10(9)            Guaranty, dated as of April 29, 1996 by the Company in favor of the
                 Beneficiaries named therein.(b)
10(10)           Subordination Agreement, entered into as of April 29, 1996 by and among
                 Stratosphere Gaming Corp., the Company, Grand Casinos, Inc., First
                 Security Trust Company of Nevada, and BA Leasing & Capital
                 Corporation.(b)
10(11)           Standstill and Amendment Agreement, dated as of October 30, 1996 by and among Stratosphere Gaming Corp., First Security Trust Company of
                 Nevada, Bank of Scotland, Wells Fargo Bank, National Association,
                 Societe Generale, Credit Lyonnais, Los Angeles Branch, BA Leasing &
                 Capital Corporation and the Company.(c)
10(12)           Senior Executive Retention Agreement, dated as of January 23, 1998 by and between Thomas Lettero and the Company.(e)
10(13)           Senior Executive Retention Agreement, dated as of January 23, 1998 by and between Andrew S. Blumen and the Company.(e)
10(14)           Executive Employment Agreement dated effective as of May 15, 1998 by and between Thomas A. Lettero and Stratosphere Corporation and
                 Stratosphere Gaming Corporation.(f)
10(15)           Participation Agreement, dated as of May 28, 1999, among Stratosphere
                 Gaming Corp., as Lessee, Stratosphere Corporation, as Guarantor, First
                 Security Trust Company of Nevada, as Lessor and Trustee, The Persons
                 Listed on Schedule II, as Lenders and Heller Financial Leasing, Inc.,
                 as Agent.(g)
10(16)           Exhibit A to Participation Agreement Form of Lease Agreement, dated as of May 28, 1999, between First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Lessor, and Stratosphere Gaming Corp., as Lessee.(g)
10(17)           Exhibit B to Participation Agreement Form of Loan Agreement, dated as of May 28, 1999, among First Security Trust Company of Nevada, not in its individual capacity, except as expressly stated herein, but solely as Trustee, as Borrower, Heller Financial Leasing, Inc., as Agent, and
                 The Persons Listed on Schedule I, as Lenders.(g)
10(18)           Exhibit C to Participation Agreement Form of Trust Agreement, dated as of May 28, 1999, between Stratosphere Gaming Corp., as Grantor, and
                 First Security Trust Company of Nevada, as Trustee.(g)
10(19)           Exhibit D to Participation Agreement Form of Security Agreement and
                 Assignment of Lease, dated as of May 28, 1999, between First Security
                 Trust Company of Nevada, not in its individual capacity but solely as
                 Trustee, and Heller Financial Leasing, Inc. as Agent.(g)
10(20)           Exhibit E to Participation Agreement Form of Guaranty, dated as of May
                 28, 1999, of Stratosphere Corporation in favor of The Beneficiaries
                 Named Herein.(g)
10(21)           Exhibit G to Participation Agreement Landlord Waiver and Consent.(g)
10(22)           Exhibit H to Participation Agreement Form of Advance Request.(g)
10(23)           Exhibit I to Participation Agreement Form of Bill of Sale.(g)
10(24)           Exhibit J to Participation Agreement Form of Certificate of Acceptance
                 of Lessee.(g)
10(25)           Exhibit K to Participation Agreement Form of Investor's Letter.(g)
10(26)           Exhibit M to Participation Agreement Form of Opinion of Counsel to
                 Parent and Lessee.(g)
10(27)           Executive Employment Agreement dated effective as of March 20, 2000 by and between Richard Brown and Stratosphere Corporation.(h)
10(28)           Sale of Tower Shops from Strato-Retail, LLC to Stratosphere Corporation dated September 30, 2000.(i)
21               Subsidiaries.(f)

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

(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000.

(i) Incorporated herein by reference to the Company's Form 8-K filed October 12, 2000.

+     Relates to Executive Compensation.

     (b) Reports on Form 8-K.

     The Company filed no Reports on Form 8-K during the twelve months ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STRATOSPHERE CORPORATION
                                          Registrant


Date:  March 29, 2002                                         /s/ WILLIAM F. BISCHOFF
                                              By: ----------------------------------------------------
                                                             Name: William F. Bischoff
                                                          Title:  Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

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