Form 10-Q
period 2002-03-31
STRATOSPHERE CORP
filed 2002-05-13
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (702) 383-4719
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


                               YES    X         NO
                                    -----           -----


INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF MARCH 31, 2002.

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001              3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH              4
31, 2002 AND 2001

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS                          5
ENDED MARCH  31, 2002 AND 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                      6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                                                     9-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                14

SIGNATURES                                                                                                15

CONDENSED CONSOLIDATED
BALANCE SHEETS                        STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                             2002             2001
----------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                        (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                        $ 31,198             $ 28,622
       Cash and cash equivalents-restricted                                                1,926                1,926
       Marketable securities                                                               4,200                4,200
       Investments-restricted                                                                827                  827
       Accounts receivable, net                                                            3,984                3,416
       Related party receivables                                                             662                  608
       Other current assets                                                                4,326                4,348
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      47,123               43,947
----------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                              198,345              200,938
----------------------------------------------------------------------------------------------------------------------
Other Assets:
       Debt issuance and deferred financing costs, net                                       233                  474
       Lessee incentive                                                                    1,532                1,616
       Other receivable                                                                    2,300                3,000
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                         4,065                5,090
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $249,533             $249,975
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                           $  1,428             $  1,968
       Accounts payable-construction                                                       1,058                1,598
       Current portion of capital lease obligation                                         2,444                3,111
       Current portion of notes payable to related party                                   4,276                4,276
       Accrued payroll and related expenses                                                6,334                5,258
       Other accrued expenses                                                             13,945               13,478
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 29,485               29,689
----------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Accrued lessee incentive                                                            1,605                1,605
       Notes payable to related party-less current portion                                79,459               80,528
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                               81,064               82,133
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        110,549              111,822
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 3 and 4)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued         --                   --
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                   20                   20
       Additional paid-in-capital                                                        130,444              130,444
       Retained earnings                                                                   8,520                7,689
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                               138,984              138,153
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $249,533             $249,975
======================================================================================================================



           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002 AND 2001                                2002         2001
----------------------------------------------------------------------------------------------
(In thousands, except per share data)

REVENUES:
        Casino                                                            16,000     $ 13,894
        Hotel                                                              9,401        6,233
        Food and beverage                                                  9,780        8,980
        Tower, retail and other income                                     5,909        6,884
----------------------------------------------------------------------------------------------
GROSS REVENUES                                                            41,090       35,991
        Less promotional allowances                                        3,939        3,138
----------------------------------------------------------------------------------------------
NET REVENUES                                                              37,151       32,853
----------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                             8,779        7,151
        Hotel                                                              3,517        2,499
        Food and beverage                                                  6,869        6,146
        Other operating expenses                                           2,738        3,449
        Depreciation and amortization                                      3,317        2,423
        Selling, general and administrative                                9,158        8,935
----------------------------------------------------------------------------------------------
                                      Total Costs and Expenses            34,378       30,603
----------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                     2,773        2,250
----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                      149          333
        Interest expense                                                  (1,640)        (444)
        Loss on sale of assets                                                (1)           -
----------------------------------------------------------------------------------------------
                                      Total Other Expense, net            (1,492)        (111)
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                 1,281        2,139

Provision for Income Taxes                                                   450          749
----------------------------------------------------------------------------------------------

NET INCOME                                                                $  831       $1,390
==============================================================================================

BASIC AND DILUTED INCOME PER COMMON SHARE                                 $ 0.41       $ 0.68
==============================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 2,030        2,030
==============================================================================================


           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002 AND 2001                                                   2002          2001
----------------------------------------------------------------------------------------------------------------
(In thousands)

Cash Flows From Operating Activities:
        Net income                                                                         $    831    $  1,390
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                  3,558       2,447
               Provision for doubtful accounts                                                  235         105
               Loss on sale or disposal of assets                                                 1          --
               Changes in operating assets and liabilities:
                    Accounts receivable                                                        (103)       (578)
                    Other current assets                                                         22          96
                    Accounts payable - trade                                                   (540)         (2)
                    Accrued expenses                                                          1,543         703
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     5,547       4,161
----------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in investments-restricted                                                       --         (49)
        Payments for property and equipment                                                    (171)       (425)
        Payments for construction-in-progress                                                (1,012)    (17,617)
        Increase in related party receivables                                                   (53)        (32)
        Cash proceeds from sale of property and equipment                                         1          --
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (1,235)    (18,123)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from related party notes payable                                                --      15,750
        Payments of related party notes payable                                              (1,069)         --
        Payments on capital lease obligation                                                   (667)       (666)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          (1,736)     15,084
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                     2,576       1,122
Cash and cash equivalents - beginning of period                                              28,622      23,441
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $ 31,198    $ 24,563
================================================================================================================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest-net of capitalized interest of $-0- million and
        $.9 million for the three months ended March 31, 2002 and 2001, respectively       $  1,397    $    420
================================================================================================================



           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS                   STRATOSPHERE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC ("Leasing"), 2000 Las Vegas Boulevard Retail Corporation and Stratosphere Development, LLC, an entity controlled by the Stratosphere Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

PRINCIPLES OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

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

RECLASSIFICATIONS

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the Company's net income.

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and potentially dilutive securities have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no potentially dilutive securities as of March 31, 2002.

(2) INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at March 31, 2002 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3) RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of March 31, 2002. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's

Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange.

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

Certain employees of the Company provide management and other administrative services to the Arizona Charlie's, Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). For the three months ended March 31, 2002, the Company received $216,274 and $260,017 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, for these services. For the three months ended March 31, 2001, the Company received $45,116 and $60,158 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, for these services.

Pursuant to a wholesale tour and travel agreement with Lowestfare.com (a company owned by Mr. Icahn), the Company recorded hotel revenues of $57,324 and $131,878 during the first quarters, 2002 and 2001, respectively.

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

The Company has also filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for June 20, 2002. At December 31, 2001 and March 31, 2002, the Company classified preferential transfers of $2.3 million as an other receivable on the Consolidated Balance Sheet.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company had already commenced these renovations prior to the Court's Order and expects to meet the Court's deadline. The Company believes the costs of these renovations will be approximately $500,000. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company has opposed the motion on the basis the fees sought are excessive. The court has yet to rule on plaintiff's motion.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of March 31, 2002, the operations included 1,495 slot machines, 48 table games, a race and sports book, keno lounge, 2,444 hotel rooms and seven theme restaurants.

In June 2001 the Company completed construction of the new hotel tower that includes 1,000 new guestrooms and amenities including a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa (the "Hotel Expansion"). "Lucky's Cafe" a 350-seat coffee shop, a new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby have also been completed. The Company refurbished and expanded the "Stratosphere Courtyard Buffet" as well as remodeled "Montana's Steak House" and converted it into the "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar.

CRITICAL ACCOUNTING POLICIES

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

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

During the first quarter, 2001, the Emerging Issues Task Force reached a consensus on the portion of Issue 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," which addressed the income statement classification of the value of the points redeemable for cash awarded under point programs similar to the Company's Player's Club and Guaranteed Refund programs. The consensus states the cost of these programs should be reported as a contra-revenue, rather than an expense and is retroactive to January 1, 2001, with prior year restatement required. The Company has adopted the current consensus recommendations on Issue 00-22. Debate continues on a number of other facets of Issue 00-22, which may have an impact on the presentation of the Company's financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

REVENUES

Casino revenues increased $2.1 million (15%) from $13.9 million for the first quarter, 2001 to $16.0 million for the first quarter, 2002. Revenues from table games increased $.9 million (24%) from $3.7 million for the first quarter, 2001 to $4.6 million for the first quarter, 2002. Revenues from slots increased $1.8 million (18%) from $9.8 million for the first quarter, 2001 to $11.6 million for the first quarter, 2002. Management attributes the increased table games and slot revenues to casino marketing efforts building hosted play on the tiered card program and increased customer handle resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues decreased $.6 million from $.2 million for the first quarter, 2001 to $(.4) million for the first quarter, 2002. The Company experienced an unexpected sports book loss of $.6 million related to the 2002 National Football League Superbowl. Casino revenues represented 39% of total gross revenues for the first quarters ended March 31, 2002 and 2001, respectively.

Hotel revenues increased $3.2 million (51%) from $6.2 million for the first quarter, 2001 to $9.4 million for the first quarter, 2002. The average daily rate ("ADR") increased $1 (2%) from $49 during the first quarter, 2001 to $50 during the first quarter, 2002. Room occupancy decreased 12.3 percentage points (12%) from 98.5% during the first quarter, 2001 to 86.2% for the first quarter, 2002. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. The Company has begun an advertising campaign targeting retail and convention room guests in order to enhance ADR. Management will also continue to focus on maintaining the Company's relationships with travel agent wholesalers. Hotel revenues represented 23% and 17% of total gross revenues for the first quarters ended March 31, 2002 and 2001, respectively.

Food and beverage revenues increased $.8 million (9%) from $9.0 million for the first quarter, 2001 to $9.8 million for the first quarter, 2002. Food and beverage revenues increased during the first quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Beginning in April 2002, Roxy's 50's Diner will cohabitate with Lucky's Cafe in order to take advantage of cost efficiencies associated with shared facilities. Food and beverage revenues represented 24% and 25% of total gross revenues for the first quarters ended March 31, 2002 and 2001, respectively.

Tower, retail and other income decreased $1.0 million (14%) from $6.9 million for the first quarter, 2001 to $5.9 million for the first quarter, 2002. Tower revenues increased $.1 million (2%) from $3.1 million for the first quarter, 2001 to $3.2 million for the first quarter, 2002. Tower visitations (including Top of the World dining) decreased 51,461 (11%) from 472,675 for the first quarter, 2001 to 421,214 for the first quarter, 2002. Management expects revenues from the Tower to decrease as visitors who have previously visited the Tower chose to experience other Las Vegas attractions and entertainment options. Management is investigating options to increase Tower revenues including, but not limited to, the addition of new thrill rides added to the Tower. Entertainment revenues decreased $.1 million (3%) from $1.2 million for the first quarter, 2001 to $1.1 million for the first quarter, 2002. Management anticipates entertainment revenues will accelerate as the Company increases the number of special events and concerts. Retail revenues decreased $1.0 million (57%) from $1.8 million during the first quarter, 2001 to $.8 million for the first quarter, 2002. Management expects retail revenues to decrease as leases associated with the Retail Center have been, and will continue to be, negotiated at lower rent rates in order to maintain tenant occupancy. Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail revenues, as a result of this transaction, decreased $.7 million from $.8 million for the first quarter, 2001 to $.1 million for the first quarter, 2002. Tower, retail and other revenues represented 14% and 19% of total gross revenues for the first quarters ended March 31, 2002 and 2001, respectively.

Promotional allowances increased $.8 million (26%) from $3.1 million for the first quarter, 2001 to $3.9 million for the first quarter, 2002. The increase in promotion allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentary to hosted players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

The terrorist attacks of September 11, 2001 and the increased uncertainty of general economic conditions had an impact on revenues. Management still expects casino, hotel, food, and beverage and entertainment revenues to increase through the second quarter of 2002 because of the Hotel Expansion, which was completed in June 2001. However, the increase during this period and revenues for the foreseeable future may be adversely impacted by the decreased air travel to Las Vegas because of the terrorist attacks, uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn.

COSTS AND EXPENSES

Casino operating expenses increased $1.6 million (23%) from $7.2 million for the first quarter, 2001 to $8.8 million for the first quarter, 2002. The Company's slot lease, payroll and gaming tax expenses increased $.6 million, $.3 million and $.1 million, respectively, as a result of increased casino play. Beginning in April 2002, the Company has reduced the number of participation slot machines on the casino floor in order to reduce slot lease expense. The costs associated with providing casino guests additional room nights on a complimentary basis and non-cash promotional expenses increased $.6 million. Because of this increase, management is reevaluating the number and amount of complimentary room nights and promotional items being offered to lower-tiered casino and hotel guests.

Hotel operating expenses increased $1.0 million (41%) from $2.5 million for the first quarter, 2001 to $3.5 million for the first quarter, 2002. Payroll and supplies expenses increased $1.0 million and $.2 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $.2 million.

Food and beverage costs have increased $.7 million (12%) from $6.2 million for the first quarter, 2001 to $6.9 million for the first quarter, 2002. Payroll expenses have increased $.6 million. Management attributes this increase to excess restaurant capacity. The Company has taken steps to reduce and control payroll expenses. Beginning in April, 2002, Roxy's 50's Diner will cohabitate with Lucky's Cafe in order to take advantage of cost efficiencies associated with shared facilities.

Other operating expenses decreased $.7 million (21%) from $3.4 million for the first quarter, 2001 to $2.7 million for the first quarter, 2002. In July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail expenses, as a result of this transaction, decreased $.7 million from $.7 million for the first quarter, 2001 to $-0- for the first quarter, 2002.

Depreciation and amortization expenses have increased $.9 million (37%) from $2.4 million for the first quarter, 2001 to $3.3 million for the first quarter, 2002. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants and the depreciation of the Hotel Expansion completed in late June 2001.

In connection with the opening of the Hotel Expansion, management expects casino, hotel, food, beverage and certain other operating expenses to increase through the second quarter, 2002.

OTHER FACTORS IMPACTING EARNINGS

Interest income decreased $.2 million (55%) from $.3 million for the first quarter, 2001 to $.1 million during the first quarter, 2002 due to lower interest rates from banking and financial institutions.

Interest expense increased $1.2 million (269%) from $.4 million for the first quarter, 2001 to $1.6 million during the first quarter, 2002. Interest from the Company's note associated with the purchase of the retail mall and interest expenses associated with the Capital Lease each decreased $.1 million. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $1.2 million during the first quarter, 2002. Interest associated with this note was capitalized as part of the construction costs during the first quarter, 2001. Amortization of debt issuance cost also increased interest expense by $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the Hotel Expansion. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty
(20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at March 31, 2002 was 6.375%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. Management intends to pay the additional $730,000 to obtain this twenty-four (24) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at March 31, 2002 was 6.875%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment of an additional $125,000. Management intends to pay the additional $125,000 to obtain this twelve (12) month extension and AREH has committed to providing the extension upon receipt of the extension fee.

On May 28, 1999, the Company entered into a $10.0 million capital lease ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest is calculated based on the LIBOR rate for each period plus 2.5%. The current rate of interest at March 31, 2002, was 4.4%. A $2.0 million balloon payment is due upon conclusion of the thirty-six month term in May 2002. The New Capital Lease Obligation contains certain covenants that effectively would create an event of default if the current controlling stockholder of the Company were to cease to be the beneficial owner of at least 51% of the Company's Common Stock. The covenants also restrict the Company from incurring more than $5.0 million in additional debt without the consent of the creditors of the New Capital Lease Obligation. In connection with the funding provided by AREH, on November 20, 2000, the Company obtained a waiver on the debt covenant restriction.

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $31.2 million as of March 31, 2002. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the three months ended March 31, 2002, the Company generated $5.5 million in cash flows from operating activities. These funds were used to pay $1.1 million on notes to related parties, $.7 million for payments on the capital lease and $1.2 million for property, equipment and construction costs.

As of March 31, 2002, the Company had approximately $1.9 million accrued for unsecured disputed claims related to the Restated Second Amended Plan. The $1.9 million estimated accrual for unsecured disputed claims is included in other accrued expenses on the accompanying March 31, 2002 Condensed Consolidated Balance Sheet. Additional payments required, if any, will be made from restricted cash and/or investment balances.

Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to fund its working capital needs, existing debt obligations and foreseeable capital expenditure requirements.

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

ITEM 3.  QUANTIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's debt obligations are subject to interest rate risk. The interest rates under these obligations are based on LIBOR plus applicable margins. As interest rates fluctuate, the Company will experience changes in interest expense. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, if interest rates increased 100 basis points, interest expense on the Company's debt obligations at March 31, 2002 would increase $.8 million during the next 12 months.

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

The Company has also filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. The parties are conducting discovery and trial has been set for June 20, 2002. At December 31, 2001 and March 31, 2002, the Company classified preferential transfers of $2.3 million as an other receivable on the Consolidated Balance Sheet.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company had already commenced these renovations prior to the Court's Order and expects to meet the Court's deadline. The Company believes the costs of these renovations will be approximately $500,000. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company has opposed the motion on the basis the fees sought are excessive. The court has yet to rule on plaintiff's motion.

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

                                            STRATOSPHERE CORPORATION

Date:  May 14, 2002                         By:  /s/ William F. Bischoff
                                               --------------------------------
                                            Name:    William F. Bischoff
                                                 ------------------------------
                                            Title:   Secretary/Treasurer/CFO
                                                  -----------------------------