Form 10-K/A
period 2001-12-31
STRATOSPHERE CORP
filed 2002-06-21
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(MARK ONE)

 |X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                       WHICH REGISTERED
          -------------------                       ----------------
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

Yes     X        No
      -----          ------

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

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, including Arizona Charlie's, Inc. ("Arizona Charlie's") and Fresca LLC d.b.a. Arizona Charlie's East ("Fresca") created Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to these properties. Development was formed as a series Limited Liability Company under Delaware law with one or more series of members and/or limited liability company interests having separate rights, powers or duties with respect to specified property or obligations of the limited liability company or profits and losses associated with specified property or obligations. Development established three series of interests: the Stratosphere Interests, the Arizona Charlies Interests and the Fresca Interests. Each of the interests relate to specified assets, properties and obligations of the limited liability company and only to such assets, obligations and properties. It is intended that the debts, liabilities and obligations incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable against the assets of such series only, and not against the assets of the limited liability company generally or any other series hereof, and, unless otherwise provided in the limited liability company agreement, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the limited liability company generally or any other series hereof shall be enforceable against the assets of such series. Development's financial results that pertain to the Stratosphere Interests are included in the accompanying consolidated financial statements since the Company exercises control over Development.

     The Company obtained a promissory note for a construction financing from a related party. See discussion related to debt in Part II, Item 7.

MONORAIL

     In October and November 1999, the Clark County Board of County Commissioners approved the overall Las Vegas Monorail project by action of UC-1170-99 and DR-1438-99. The Board of County Commissioners approved the proposed conceptual design of the monorail project and its associated facilities (i.e. passenger terminals, power sub-stations, column and track location/design, and the operations/maintenance/storage building). The approved Las Vegas Monorail project will initially be a 3.9-mile dual-beam line between Tropicana Avenue and Sahara Avenue, connecting seven stations to eight resorts, including the Las Vegas Convention Center. Construction commenced on the Las Vegas Monorail in September 2000 and is scheduled to conclude in March 2004. Changes to the Las Vegas Monorail line may occur upon additional stations or other factors. Las Vegas Monorail Company proposed an extension of the Las Vegas Monorail to include stations at the Stratosphere and downtown Las Vegas and will terminate at Cashman Center. However, the Las Vegas City Council has not approved any application concerning said proposed extension. Moreover, Stratosphere has presently withdrawn from said proposed extension pending further negotiations with the Las Vegas Monorail Company. Thus, Stratosphere has incurred no liability concerning the Las Vegas Monorail project.

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

COMPETITION

     The casino/hotel industry is highly competitive. The Stratosphere competes primarily with other Las Vegas Strip hotels and with a few major hotels in downtown Las Vegas. The Las Vegas market includes many world class destination resorts, with numerous other tourist attractions. Numerous Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Venetian, Paris, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Aladdin, Luxor and the Rio. Each of these resorts competes with the Company in its ability to attract visitors to the Tower. The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station, as each of these properties target the budget-minded, mid-market Las Vegas visitor. The Paris Hotel and Casino also offers a free-standing Eiffel Tower replica with an observation deck similar to that of the Company's Tower.

     The Stratosphere is located on the extreme north end of the Las Vegas Strip in a City of Las Vegas Redevelopment Zone. The location is a constant marketing challenge. The Company's market share of gaming revenues on the Las Vegas Strip was 1.3% and 1.1% at December 31, 2001 and 2000, respectively. The Company uses the Tower, other entertainment amenities and value pricing of its hotel rooms, entertainment, and food and beverage products to entice budget-minded, mid-market clientele to visit and stay at the Stratosphere. The Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Future visitation to the Tower may be negatively impacted as visitors who have previously visited the Stratosphere chose to experience other Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Management believes that its ability to expand its target market is somewhat limited due to the lack of meeting, convention and spa facilities.

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

LEVERAGE AND DEBT SERVICE

     As of December 31, 2001, the Company had long-term debt of $87.9 million, including current maturities of $7.4 million, which represents approximately 39% of total capitalization of the Company at such date. The following table assumes the related party construction loan and lease purchase notes payable are granted 24 and 12 month extensions, respectively, as described below. The following table reflects the Company's principal contractual cash obligations due over the indicated periods and when they expire (in thousands):


                                                    2002         2003         2004        TOTAL
                                                  -------      -------      -------      -------
Related party construction loan note payable      $ 3,651      $ 3,651      $65,106      $72,408
Related party lease purchase note payable             625       11,771           --       12,396
Capital lease obligation                            3,111           --           --        3,111
                                                  -------      -------      -------      -------
                                                  $ 7,387      $15,422      $65,106      $87,915
                                                  =======      =======      =======      =======

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

ITEM 2. PROPERTIES

     The Stratosphere is located at 2000 Las Vegas Boulevard South on the Las Vegas Strip. The Company currently owns approximately 31.2 acres of land on or near the Las Vegas Strip. Approximately 20.7 acres of land is occupied by Stratosphere and consists of a 97,000 square foot casino, a hotel with 2,444 rooms and suites, a 103,000 square foot retail center, a 650-seat showroom, a 3,600-seat outdoor events center, six theme restaurants, four bars and parking for approximately 4,000 cars. Also included in the building complex is the Stratosphere Tower (the "Tower"), the tallest freestanding observation tower in the United States, standing at 1,149 feet above the Las Vegas Strip. The Tower features dramatic views of the Las Vegas Strip, the "Big Shot" and "High Roller" thrill rides, a revolving gourmet restaurant, a bar, conference and meeting rooms and indoor and outdoor observation decks with two gift shops. Approximately 10.5 acres of land are held as an investment for future use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to February 24, 1994, there was no established trading market for the Company's securities. On February 24, 1994, the Company's Common Stock ("Old Common Stock") commenced trading on the NASDAQ Small Cap Market under the symbol TOWV and the Pacific Stock Exchange under the symbol TOW. On June 24, 1994, the Old Common Stock commenced trading on the NASDAQ National Market. The symbol was changed to TOWVQ to indicate that the Company had begun operating under Bankruptcy Proceedings on January 27, 1997. The Old Common Stock was delisted from the Pacific Stock Exchange on December 3, 1996, and was delisted from the National Market System on March 31, 1997, and began trading on the Over the Counter Bulletin Board. All trading of the Company's Old Common Stock ceased as of October 14, 1998, when such Old Common Stock was canceled pursuant to the Restated Second Amended Plan. On October 14, 1998, pursuant to the Restated Second Amended Plan, the Company issued 2,030,000 shares of New Common Stock ("New Common Stock"). There has been extremely limited trading volume of the New Common Stock since October 14, 1998. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of the New Common Stock on the Over the Counter Bulletin Board.

                                                        2001                             2000

                                                High             Low              High             Low
                                            --------------  ---------------  ---------------  --------------
First quarter                                    44              40               47               21
Second quarter                                   43 1/2          40               47               21
Third quarter                                    44              36               43               31
Fourth quarter                                   45 3/32         33 17/64         43               39 1/2


     The Company has never paid any cash dividends with respect to the Old Common Stock or New Common Stock. The Company had eight stockholders of record as of December 31, 2001 for New Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52- or 53- weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year. The change in reporting period did not have a material effect on the presentation or comparability of the financial statement amounts.

                                                               Successor Company                          Predecessor Company
                                            --------------------------------------------------------------------------------------
                                              Fiscal         Fiscal      September 28,  December 29,    Fiscal
                                            Year Ended     Year Ended     Year Ended   1998 through  1997 through     Year Ended
                                            December 31,   December 31,  December 26,   December 27, September 27,    December 28,
Statement of Operations Data                   2001           2000          1999          1998           1998            1997
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except  per share data)
Net revenues                                 $ 141,974     $ 131,832     $ 122,553     $  30,443      $  98,796        $ 136,836
Costs and expenses                             137,416       124,457       119,361        30,493         93,212          134,031
                                             -------------------------------------------------------------------------------------

Income (loss) from operations                    4,558         7,375         3,192           (50)         5,584            2,805
Income taxes, interest and other
  expense                                        3,733         2,547           972           134          2,022           22,120
                                             -------------------------------------------------------------------------------------

Income (loss) before
  extraordinary item                               825         4,828         2,220          (184)         3,562          (19,315)
                                             -------------------------------------------------------------------------------------
Extraordinary item -- gain
on pre-petition debt discharge                      --            --            --            --        153,437 (a)           --
                                             -------------------------------------------------------------------------------------

Net  income (loss)                           $     825     $   4,828     $   2,220     $    (184)     $ 156,999        $ (19,315)
                                             =====================================================================================



Basic income (loss) per
  common share:
  Before extraordinary item                  $    0.41     $    2.38     $    1.09     $   (0.09)             *        $   (0.33)
  Extraordinary item                                --            --            --            --              *               --
                                             -------------------------------------------------------------------------------------

Net income (loss) per share                  $    0.41     $    2.38     $    1.09     $   (0.09)             *        $   (0.33)
                                             =====================================================================================

Weighted average common
  shares outstanding                             2,030         2,030         2,030         2,030              *           58,393
                                             =====================================================================================


* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

(a) Represents gain on the discharge of pre-petition debt pursuant to the Restated Second Amended Plan becoming effective.

                                                               Successor Company                        Predecessor Company
                                            --------------------------------------------------------------------------------------
                                            December 31,  December 31,  December 26,  December 27,  September 27,   December 28,
Balance Sheet Data                              2000          2000          1999          1998          1998            1997
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Total Assets                                 $ 249,975     $ 210,376     $ 157,488     $ 155,546    $ 165,109        $ 155,976
Capital lease obligations                        3,111         5,778         8,445         8,979       11,150               -- (b)
Notes Payable                                $  84,804     $  39,750     $      87     $     242    $     288        $     444 (b)
                                             =====================================================================================

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

                                                                 FISCAL YEAR       FISCAL YEAR
                                                YEAR ENDED          ENDED             ENDED
                                               DECEMBER 31,      DECEMBER 31,      DECEMBER 26,
                                                   2001              2000              1999
                                                ---------         ---------         ---------
(In thousands)
REVENUES:
    Casino                                      $  61,531         $  52,174         $  47,817
    Hotel                                          32,041            26,168            24,640
    Food and beverage                              36,476            36,157            33,230
    Tower, retail and other income                 26,487            28,612            26,893
                                                ---------         ---------         ---------
Gross Revenues                                    156,535           143,111           132,580
    Less:  Promotional allowances                  14,561            11,279            10,027
                                                ---------         ---------         ---------
NET REVENUES                                      141,974           131,832           122,553
                                                ---------         ---------         ---------

COSTS AND EXPENSES:
    Casino                                         32,986            29,459            27,737
    Hotel                                          12,755            10,644            10,416
    Food and beverage                              26,580            25,920            24,872
    Other operating expenses                       12,830            13,291            11,580
    Depreciation and amortization                  11,257             8,582             8,337
    Selling, general and administrative            41,008            36,561            36,419
                                                ---------         ---------         ---------
                Total Costs and Expenses          137,416           124,457           119,361
                                                ---------         ---------         ---------

INCOME FROM OPERATIONS                              4,558             7,375             3,192
                                                ---------         ---------         ---------

OTHER INCOME (EXPENSE):
    Interest income                                   943             1,047               741
    Interest expense                               (4,159)           (1,057)             (867)
    Loss on sale of assets                             (4)               (4)              (71)
                                                ---------         ---------         ---------
                Total Other Expense, net           (3,220)              (14)             (197)
                                                ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                          1,338             7,361             2,995
PROVISION FOR INCOME TAXES                            513             2,533               775
                                                ---------         ---------         ---------
NET INCOME                                      $     825         $   4,828         $   2,220
                                                =========         =========         =========


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

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR 2001 AND 2000

Revenues

     Casino revenues increased $9.3 million (18%) from $52.2 million in fiscal year 2000 to $61.5 million for the twelve months ended December 31, 2001. The primary factors for increased revenues are as follows. Revenues from table games increased $4.4 million (36%) from $12.1 million in fiscal year 2000 to $16.5 million for the twelve months ended December 31, 2001. The Company's win percentage for table games increased by 2.7% (17%) from 15.8% for fiscal year 2000 to 18.5% for the twelve months ended December 31, 2001. The increased win percentage and increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion contributed equally to the table games revenue increase. Revenues from slots increased $5.3 million (14%) from $38.4 million in fiscal year 2000 to $43.7 million for the twelve months ended December 31, 2001. Management attributes the increased slot revenues to casino marketing efforts building hosted play on the tiered card program and increased customer handle resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues declined $.3 million (25%) from $1.2 million in fiscal year 2000 to $.9 million for the twelve months ended December 31, 2001. The Company experienced unexpected sports book wins of $.3 million and $.3 million related to the 2000 National Football League Superbowl and the 2000 National Basketball Association Finals, respectively. The Company also experienced an unexpected sports book loss of $.3 related to the United States Tennis Association's 2000 U.S. Open. Revenue from poker declined $.2 million (67%) from $.3 million in fiscal year 2000 to $.1 million for the twelve months ended December 31, 2001. The Company closed its poker room on March 1, 2001. Keno revenues increased $.2 million (200%) from $.1 million in fiscal year 2000 to $.3 million for the twelve months ended December 31, 2001. The Company experienced unexpected losses during the first half of 2000 as a result of a Keno promotion aimed at increasing non-keno casino play among all hotel guests and tower visitors. The promotion was discontinued at the end of the second quarter, 2000. Casino revenues represented 39% of total gross revenues for the twelve months ended December 31, 2001 and 36% of total gross revenues for fiscal year 2000. The Company's market share of gaming revenues on the Las Vegas Strip was 1.3% and 1.1% at December 31, 2001 and 2000, respectively.

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

     Selling, general and administrative expenses increased $4.4 million (12%) from $36.6 million for fiscal year 2000 to $41.0 million for the twelve months ended December 31, 2001. Marketing and advertising expenses increased $2.3 million. Management expects marketing expenses to increase as the Company targets filling the new 1,000 rooms and other enhanced amenities associated with the Hotel Expansion. Utility expense increased $1.7 million. Utility expense will continue to outpace last year because of the 1,000 additional rooms and the increased utility rates of electricity and gas. Facilities payroll expenses increased $.3 million as a direct result of adding 1,000 guest rooms, Lucky's Cafe and remodeling the Stratosphere Courtyard Buffet associated with the Hotel Expansion. Legal expenses and settlement costs associated with the lawsuits described in Part I, Item 3, Legal Proceedings have increased $.8 million. In September 2001, the Las Vegas Planning Commission voted to not recommend Stratosphere's plans for a new thrill ride, citing concerns for architectural aesthetics and neighborhood opposition to the project. In November 2001, the Company withdrew its application for the new thrill ride before it came to a vote with the Las Vegas City Council. As a result, in December 2001, the Company wrote-off $.5 million in expenses related to the development of the new thrill ride. Such expenses consisted primarily of legal fees and engineering design fees for the new thrill ride. The Company is currently reconfiguring the new thrill ride plans to address architectural issues and neighborhood concerns. The Company plans to resubmit the revised plans before the Las Vegas Planning Commission in May 2002. Management is unable to predict if the Las Vegas Planning Commission will recommend the revised thrill ride plans. Coincidentally, $.5 million of expenses was incurred by the Company for a gaming tax adjustment during fiscal year 2000. Outside services decreased $.4 million as the Company expects to receive reimbursement from AREP for costs incurred regarding the anticipated merger with AREP.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include personnel, operating expenses, capital expenditures and debt service. Internally generated funds fluctuate in a pattern generally consistent with revenues. The following table assumes the related party construction loan and lease purchase notes payable are granted 24 and 12 month extensions, respectively, as described below. The following table reflects the Company's principal contractual cash obligations due over the indicated periods and when they expire (in thousands):

                                                      2002           2003           2004          TOTAL
                                                    -------        -------        -------        -------
Related party construction loan note payable        $ 3,651        $ 3,651        $65,106        $72,408
Related party lease purchase note payable               625         11,771             --         12,396
Capital lease obligation                              3,111             --             --          3,111
                                                    -------        -------        -------        -------
                                                    $ 7,387        $15,422        $65,106        $87,915
                                                    =======        =======        =======        =======

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

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors - December 31, 2001 and  2000 .........................        27

Report of Independent Public Accountants - December 26, 1999 .........................        28

Consolidated Balance Sheets at December 31, 2001 and 2000 ............................        29

Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal
years ended December 31, 2000 and December 26, 1999 ..................................        30

Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001
and fiscal years ended December 31, 2000 and December 26, 1999 .......................        31

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and fiscal
years ended December 31, 2000 and December 26, 1999 ..................................        32

Notes to Consolidated Financial Statements ...........................................        33

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

                                    KPMG LLP

Phoenix, Arizona
March 15, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Stratosphere Corporation:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Stratosphere Corporation (a Delaware corporation) and subsidiaries (the "Company") for the year ended December 26, 1999 prior to the reclassification (and, therefore, are not presented herein) for the Company's adoption of EITF 00-22 "Accounting for `Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" as described in Note 1 to the reclassified consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
           FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                2001       2000      1999
(IN THOUSANDS)                                                --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    825   $  4,828   $ 2,220
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization........................    11,811      8,679     8,559
       Provision (recoveries) for doubtful accounts.........       (28)       137      (240)
       Loss on sale or disposal of assets...................         4          4        71
       Changes in operating assets and liabilities:
          Accounts and other receivable.....................      (795)    (1,315)    1,444
          Other current assets..............................       843         93       142
          Accounts payable-trade............................       369        396      (204)
          Accrued expenses..................................     1,363      1,775     1,033
                                                              --------   --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    14,392     14,597    13,025
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in cash and cash equivalents-restricted..........        --         --       292
  Purchase of marketable securities.........................    (2,200)    (1,000)   (4,459)
  Proceeds from the sale of marketable securities...........     2,459         --     1,000
  Decrease in investments-restricted........................       161      1,290     1,013
  Payments for property and equipment.......................   (49,985)   (16,790)   (6,596)
  Payments for construction in progress.....................      (646)   (28,135)       --
  Increase in related party receivable......................      (536)       (73)       --
  Cash proceeds from sale of property and equipment.........        40        124       551
                                                              --------   --------   -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (50,707)   (44,584)   (8,199)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to creditors pursuant to plan of
     reorganization.........................................        --         --       (67)
  Payments on long-term debt................................        --        (77)     (155)
  Proceeds from related party notes payable.................    45,750     41,750        --
  Payments of related party notes payable...................      (696)    (2,000)       --
  Final payments on capital lease obligations -- original...        --         --    (8,979)
  Payments on capital lease obligations -- new..............    (2,667)    (2,667)   (1,556)
  Proceeds from capital lease obligations...................        --         --    10,000
  Increase in debt issuance and deferred financing costs....      (891)        --      (272)
                                                              --------   --------   -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    41,496     37,006    (1,029)
                                                              --------   --------   -------
Net increase in cash and cash equivalents...................     5,181      7,019     3,797
Cash and cash equivalents -- beginning of period............    23,441     16,422    12,624
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 28,622   $ 23,441   $16,422
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest-net of capitalized interest of $1.9 million, $.5
     million and $-0- for the year ended December 31, 2001
     and fiscal years ended December 31, 2000 and December
     26, 1999, respectively.................................  $  3,245   $    656   $   750
  Income taxes..............................................  $     --   $    509   $   400
Non-Cash Investing and Financing Activities:
  Change in deferred tax asset valuation allowance related
     to book-tax differences existing at time of
     bankruptcy.............................................  $    628   $  2,758   $    --
  Decrease in land and building from donation of Bob Stupak
     Center.................................................  $     --   $     --   $  (350)

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

                                                    FISCAL               FISCAL
                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                             DECEMBER 31,         DECEMBER 31,         DECEMBER 26,
                                2001                 2000                 1999
                               ------               ------               ------
Food and Beverage               $4,140               $4,245               $4,075
Rooms                            2,146                1,636                1,456
Other                               53                   48                   85
                                ------               ------               ------
                                $6,339               $5,929               $5,616
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

     Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements.........................................................36-39 years
Furniture, fixtures and equipment...................................................3-15 years
Land improvements.....................................................................15 years

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

FISCAL YEAR-END

     Beginning in year 2001, the Company adopted a calendar year reporting period. Prior to 2001, the Company utilized a 52- or 53-week accounting period. The Company's fiscal year was the 52- or 53- weeks ending on the last Sunday in December. The fiscal year ended December 31, 2000 was a 53-week year. The change in reporting period did not have a material effect on the presentation or comparability of the financial statement amounts.

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

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 31, 2001 and 2000 (in thousands):


                                                                            2001                     2000
                                                                         ---------                ---------
Hotel and related                                                        $   1,734                $   1,315
Gaming                                                                         419                      346
Income taxes                                                                   473                      359
Other                                                                        1,115                      926
                                                                         ---------                ---------
                                                                             3,741                    2,946
Less allowance for doubtful accounts                                          (325)                    (354)
                                                                         ---------                ---------
                                                                         $   3,416                $   2,592
                                                                         =========                =========

     The Company recorded bad debt expense (recoveries) of ($28), $137 and ($240) for the fiscal years ended December 31, 2001, 2000 and December 26, 1999, respectively.

(4) OTHER CURRENT ASSETS

     Other current assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                                            2001                     2000
                                                                         ---------                ---------
Inventories                                                              $   1,749                $   2,102
Prepaid expenses                                                             2,599                    3,089
                                                                         ---------                ---------
                                                                         $   4,348                $   5,191
                                                                         =========                =========

(5) PROPERTY AND EQUIPMENT - NET

     Property and equipment consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                                            2001                     2000
                                                                         ---------                ---------
Land and improvements, including land held for development               $  23,001                $  21,510
Building and improvements                                                  153,551                   83,412
Furniture, fixtures and equipment                                           52,865                   27,757
Construction in progress                                                       697                   52,520
                                                                         ---------                ---------
                                                                           230,114                  185,199
Less accumulated deprecation and amortization                              (29,176)                 (18,580)
                                                                         ---------                ---------
                                                                         $ 200,938                $ 166,619
                                                                         =========                =========

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

(6) OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                          2001                    2000
                                                        --------                --------
Vacation packages                                       $  2,714                $  2,815
Accrued liabilities                                        4,234                   3,203
Accrued restructuring costs                                  536                     825
Cash Reserve for unpaid bankruptcy claims                  1,926                   1,926
Accrued taxes                                                905                     744
Accrued/unclaimed sports tickets/prizes                      390                     605
Other                                                      2,773                   2,626
                                                        --------                --------
                                                        $ 13,478                $ 12,744
                                                        ========                ========

(7) NOTES PAYABLE TO RELATED PARTY

     Long term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                           2001                    2000
                                                        --------                --------
   Construction loan note payable                       $ 72,408                $ 27,250
   Lease purchase note payable                            12,396                  12,500
                                                        --------                --------
                                                          84,804                  39,750
   Less current portion                                   (4,276)                   (713)
                                                        --------                --------
   Long-term debt-less current portion                  $ 80,528                $ 39,037
                                                        ========                ========


     The future aggregate annual maturities of notes payable to related party at December 31, 2001 are as follows (in thousands):

Years ending December 31,
-------------------------
           2002                                                                 $  4,276
           2003                                                                   15,422
           2004                                                                   65,106
                                                                                --------
          Total                                                                 $ 84,804
                                                                                ========

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

(8) LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

     In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease income required under these leases for years subsequent to December 31, 2001 is as follows (in thousands):

        Years ending December 31,
        -------------------------
          2002                                        $   1,723
          2003                                            1,650
          2004                                            1,528
          2005                                            1,415
          2006                                              773
          Thereafter                                      1,246
                                                      ---------
                                                      $   8,335
                                                      =========

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

(10) INCOME TAXES

     The income tax provision attributable to income from operations for the fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):


                                              FISCAL YEAR          FISCAL YEAR
                          YEAR ENDED             ENDED                ENDED
                         DECEMBER 31,         DECEMBER 31,         DECEMBER 26,
                             2001                 2000                 1999
                            ------               ------               ------
     Current                $   --               $  358               $  775
     Deferred                  513                2,175                   --
                            ------               ------               ------
                            $  513               $2,533               $  775
                            ======               ======               ======


DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2001 and 2000 (in thousands):

Temporary Differences                                                         2001                    2000
                                                                            --------                --------
   Current:
     Allowance for doubtful accounts                                        $    114                $    124
     Gaming related                                                              766                     397
     Accrued vacation and employee related                                       907                     977
     Outstanding chip and token liability                                         (2)                    (17)
     Deferred income                                                              96                    (836)
     Other                                                                       640                    (341)
                                                                            --------                --------
                                                                               2,521                     304
                                                                            --------                --------
   Long-term:
     Pre-opening costs                                                            --                     915
     Debt issuance costs                                                          --                     (10)
     Excess of tax over book basis of assets due primarily to
     write down of assets                                                     68,239                  72,953
                                                                            --------                --------
                                                                              68,239                  73,858
                                                                            --------                --------
   Total Temporary Differences                                                70,760                  74,162
                                                                            --------                --------
Carryforwards:
     Net Operating Loss (including Section 382 limitation)                     9,730                   7,092
     Alternative minimum tax credit                                              450                     306
     Other credits                                                               431                     304
                                                                            --------                --------
Total Carryforwards                                                           10,611                   7,702
                                                                            --------                --------
Total temporary differences and carryforwards                                 81,371                  81,864
Valuation allowance                                                          (81,371)                (81,864)
                                                                            --------                --------
Total deferred tax assets (liabilities)                                     $     --                $     --
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

     The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                                         FISCAL YEAR            FISCAL YEAR
                                                  YEAR ENDED                 ENDED                 ENDED
                                                  DECEMBER 31,           DECEMBER 26,           DECEMBER 26,
                                                      2001                   2000                   1999
                                                     ------                 ------                 ------
Federal statutory rate                                 35.0%                  35.0%                  35.0%
Permanent differences                                   3.4%                    .8%                   2.0%
Decrease in federal income tax credits                (10.1)%                 (2.2)%                   --
Increase (decrease) in deferred tax
asset valuation allowance                              10.0%                    .8%                 (11.0)%
                                                     ------                 ------                 ------
                                                       38.3%                  34.4%                  26.0%
                                                     ======                 ======                 ======

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

(13) COMMITMENTS

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive a bonus of $20,000 for the first year. Future annual bonuses can be 0% - 100% of Mr. Brown's Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. In 2001, Mr. Brown's base annual compensation was increased to $217,000. In 2001, the Company paid Mr. Brown a bonus of $95,000 for year 2000 operating results. The Company has no bonus accrued for Mr. Brown as of December 31, 2001 for 2001 operating results.

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


                                                                        SEPTEMBER 31,    DECEMBER 31,
                                       MARCH 31, 2001   JUNE 30, 2001        2001            2001
                                       --------------------------------------------------------------
Net revenues                               $ 32,853        $ 33,083        $ 39,484        $ 36,553
Net income (loss)                             1,390             237              29            (831)
Basic and diluted income (loss) per
  common share                             $   0.68        $   0.12        $   0.01        $  (0.41)


                                                                        SEPTEMBER 24,    DECEMBER 31,
                                       MARCH 26, 2000   JUNE 25, 2000        2000            2000
                                       --------------------------------------------------------------
Net revenues                               $ 33,897        $ 31,896        $ 31,360        $ 34,679
Net income                                    1,617           1,166             678           1,366
Basic and diluted income per
  common share                             $   0.80        $   0.57        $   0.33        $   0.67


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

     During the two most recent fiscal years and through March 1, 2000, there were no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

NEW INDEPENDENT ACCOUNTANTS

     The Registrant engaged KPMG LLP as its new independent accountants as of March 1, 2000. During the two most recent fiscal years and through March 1, 2000, the Registrant has not consulted with KPMG LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a) (2)).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers and directors of the
Company:

     NAME                         AGE                 POSITION
     ----                         ---                 --------
Carl C. Icahn                      66       Chairman of the Board
John P. Saldarelli                 60       Director
Robert J. Mitchell                 55       Director
Martin Hirsch                      47       Director
Judge Jerome M. Becker             66       Director
William F. Bischoff                60       Senior Vice President, Chief Financial Officer,
                                            Treasurer and Secretary
Richard P. Brown                   54       Chief Operating Officer
Bobby Ray Harris                   43       Senior Vice President of Operations
Siegfried G. Pumberger             60       Vice President of Food and Beverage

         CARL C. ICAHN, has served as Chairman of the Board and a Director of Starfire Holding Corporation ("Starfire", formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an Internet travel reservations company. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, New Jersey.

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

     RICHARD P. BROWN has been Chief Operating Officer since January 2001. In this capacity, Mr. Brown will oversee the strategic planning, daily operations and expansions for the Stratosphere, Arizona Charlie's, Inc. and Fresca LLC d.b.a. Arizona Charlie's East. Mr. Brown served as Executive Vice President of Marketing for the Stratosphere and Arizona Charlie's, Inc. and Fresca LLC d.b.a. Arizona Charlie's East from March 2000 through January 2001. From 1994 until joining the Company in March 2000, Mr. Brown served as Marketing Director for Harrah's Hotel and Casino-Laughlin. Prior to that, from 1992-1993 Mr. Brown served as Marketing Director for the Flamingo Hilton-Laughlin.

     BOBBY RAY HARRIS has been Senior Vice President of Operations since April 2000. Mr. Harris joined the Stratosphere in October 1995 as the Director of Marketing Services. He was subsequently promoted to Director of Hotel Operations in August 1996 and then to Vice President of Hotel and Tower Operations in February 1999. From 1993 until joining the Stratosphere in October 1995, Mr. Harris served as Director of Reservations/Ticketing/Environmental Services with the MGM Grand Hotel and Casino in Las Vegas, Nevada. From 1991 until 1993, Mr. Harris served as Room Reservations Manager at the Desert Inn in Las Vegas, Nevada.

     SIEGFRIED G. PUMBERGER has been Vice President of Food and Beverage since April 2000. Mr. Pumberger served as Corporate Vice President of Food and Beverage of Ameristar Casino's, Inc. in Las Vegas, Nevada from February 1999 to December 1999. From September 1993 to February 1999, Mr. Pumberger was the Vice President of Food and Beverage of Grand Casino Biloxi, in Biloxi, Mississippi. Mr. Pumberger served in the capacity of Director of Food and Beverage at Splendid China in Kissimmee, Florida from June 1993 to September 1993; Main Street Station Hotel & Casino in Las Vegas, Nevada from July 1991 to June 1992; Fairmont Hotel in San Francisco, California from June 1990 to July 1991 and La Costa Resort & Spa in Carlsbad, California from January 1988 to May 1990.

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

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                                  --------------------------------------

NAME AND PRINCIPAL POSITION                       YEAR           SALARY            BONUS
---------------------------                       ----           ------            -----
Daniel A. Cassella ( a )                          2001                --               --
  Chief Executive Officer                         2000           196,520               --
                                                  1999           500,000               --

Andrew Blumen (b)                                 2001                --               --
  General Counsel                                 2000                --               --
                                                  1999            67,920               --

Thomas A. Lettero (c)                             2001                --               --
  Executive Vice President/Chief Financial        2000           122,805               --
  Officer, Treasurer and   Secretary              1999           302,553               --

Thomas Willer (d)                                 2001                --               --
  Vice President Marketing                        2000           116,058               --
                                                  1999           180,000               --

William F. Bischoff                               2001           201,956               --
  Senior Vice President/Chief Financial           2000           142,907           18,700
  Officer, Treasurer and Secretary                1999                --               --

Richard P. Brown                                  2001           202,771               --
  Chief Operating Officer                         2000           151,220           95,000
                                                  1999                --               --

Bobby Ray Harris                                  2001           157,200               --
  Senior Vice President of Operations             2000           132,346           26,200
                                                  1999            99,486               --

Siegfried G. Pumberger                            2001           134,957               --
  Vice President of Food and Beverage             2000            88,963           26,200
                                                  1999                --               --

Michael G. Turngren (e)                           2001                --               --
  Vice President of Casino Operations             2000           120,630               --
                                                  1999           125,000               --


(a) Effective January 18, 2000, Mr. Cassella resigned as an officer and director to the Company. Mr. Carl C. Icahn has served in the capacity of President since October 1998 without compensation.

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

EMPLOYMENT AGREEMENTS, SEPARATION AGREEMENT AND SEVERANCE AGREEMENTS

     The Company and Mr. Richard Brown, Executive Vice President and Chief Operating Officer of Stratosphere Gaming Corporation entered into a two-year employment agreement effective March 20, 2000 (the "Brown Agreement"). The Brown Agreement provides that Mr. Brown will serve as Executive Vice President of Marketing for the Company and be paid a base annual compensation of $190,000. The agreement also provides Mr. Brown receive a bonus of $20,000 for the first year. Future annual bonuses can be 0% - 100% of Mr. Brown's Base Salary as determined by the Percentage Excess of EBITDA over EBITDA Base Rate, as defined. The Brown Agreement further provides that if Mr. Brown is terminated without "Cause" (as defined in the Brown Agreement) or there is a "Change of Control" (as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. In 2001, Mr. Brown's base annual compensation was increased to $217,000. In 2001, the Company paid Mr. Brown a bonus of $95,000 for year 2000 operating results. The Company has no bonus accrued for Mr. Brown as of December 31, 2001 for 2001 operating results.

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

     On November 14, 1999, Judge Jerome M. Becker was elected as the sole independent member to the Stratosphere Corporation Board of Directors. Judge Becker was compensated $25,000 and $40,000 for his services during the twelve months ended December 31, 2001 and December 31, 2000, respectively, as determined by the Board of Directors. There are no agreements or understandings in place with respect to his future compensation, if any.

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

                                                                      NUMBER OF
NAME                                                                   SHARES          PERCENT
----                                                                   ------          -------
Carl C. Icahn                                                        1,818,600(a)        89.6
John P. Saldarelli                                                          --             --
Robert J. Mitchell                                                          --             --
Martin Hirsch                                                               --             --
Jerome M. Becker                                                            --             --
William F. Bischoff                                                         --             --
All directors and executive officers (as a group six persons)        1,818,600           89.6


-------------
(a) Includes 1,035,280 shares held by American Real Estate Holdings Limited Partnership ("AREH") that were repurchased from entities owned or controlled by Carl C. Icahn. AREH is the subsidiary limited partnership of American Real Estate Partners, L.P. ("AREP") a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn currently owns approximately 86% of the outstanding depository units of AREP. Also includes 783,320 shares held by Nybor, L.P. a limited partnership owned by Starfire Holding Corporation and Barberry Corporation, entities 100% owned and controlled by Carl C. Icahn.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements:

   Included in Part II:

         Report of Independent Auditors - December 31, 2001 and 2000 ...........................   27

         Report of Independent Public Accountants -- December 26, 1999 .........................   28

         Consolidated Balance Sheets at December 31, 2001 and 2000 .............................   29

         Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal
         years ended December 31, 2000 and December 26, 1999 ...................................   30

         Consolidated Statements of Shareholders Equity for the year ended December 31, 2001 and
         fiscal years ended December 31, 2000 and December 26, 1999 ............................   31

         Consolidated Statements of Cash Flows for the year ended December 31, 2001 and fiscal
         years ended December 31, 2000 and December 26, 1999 ...................................   32

         Notes to Consolidated Financial Statements ............................................   33

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

10(25)   Exhibit K to Participation Agreement Form of Investor's Letter.(g)

10(26) Exhibit M to Participation Agreement Form of Opinion of Counsel to Parent and Lessee.(g)

10(27) Executive Employment Agreement dated effective as of March 20, 2000 by and between Richard Brown and Stratosphere Corporation.(h)

10(28) Sale of Tower Shops from Strato-Retail, LLC to Stratosphere Corporation dated September 30, 2000.(i)

21       Subsidiaries.(f)

-------------------
(a) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

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

                                             STRATOSPHERE CORPORATION
                                             Registrant

Date:    June 21, 2002                       By:      /s/ Carl C. Icahn
                                             -----------------------------------
                                             Name:    Carl C. Icahn
                                                      --------------------------
                                             Title:   President
                                                      --------------------------

                                             By:      /s/ William F. Bischoff
                                             -----------------------------------
                                             Name:    William F. Bischoff
                                                      --------------------------
                                             Title:   Chief Financial Officer
                                                      --------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

           Name                                                Title
           ----                                                -----
/s/ Carl C. Icahn                             Chairman of the Board
-------------------------------
Carl C. Icahn

/s/ John P. Saldarelli                        Director
-------------------------------
John P. Saldarelli

/s/ Robert J. Mitchell                        Director
-------------------------------
Robert J. Mitchell

/s/ Martin Hirsch                             Director
-------------------------------
Martin Hirsch

/s/ Jerome M. Becker                          Director
-------------------------------
Jerome M. Becker

/s/ William F. Bischoff                       Chief Financial Officer, Treasurer and Secretary
-------------------------------
William F. Bischoff

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STRATOSPHERE CORPORATION
                                          Registrant

Date:   June 21, 2002                     By:
                                          -----------------------------------
                                          Name:   Carl C. Icahn
                                                  ---------------------------
                                          Title:  President
                                                  ---------------------------

                                          By:
                                          -----------------------------------
                                          Name:   William F. Bischoff
                                                  ---------------------------
                                          Title:  Chief Financial Officer
                                                  ---------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

                  Name                              Title
                  ----                              -----


---------------------------------            Chairman of the Board
Carl C. Icahn


---------------------------------            Director
John P. Saldarelli


---------------------------------            Director
Robert J. Mitchell


---------------------------------            Director
Martin Hirsch


---------------------------------            Director
Jerome M. Becker


---------------------------------            Chief Financial Officer, Treasurer and Secretary
William F. Bischoff