Form 10-K/A
period 2001-12-31
STRATOSPHERE CORP
filed 2002-08-09
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(MARK ONE)

 |X|                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,
                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of December 31, 2001, 2,030,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the over the counter bulletin board on December 31, 2001, was $8,456,000. For purposes of this computation, affiliates of the Registrant are deemed to be the Registrant's executive officers and directors and American Real Estate Partners, L.P. ("AREP").

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

CONSTRUCTION

     In mid-1996, Stratosphere Corporation suspended construction of the 1,002-room hotel tower (the "Hotel Expansion"), which had reached a height of approximately 14 stories. In April 2000, construction was resumed to complete the unfinished hotel tower with a total construction budget of $65.0 million. In June 2001 the Company completed construction of the new hotel tower that includes 1,000 new guestrooms and amenities including a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. "Lucky's Cafe" a 350-seat coffee-shop, a new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby have also been competed. The Company refurbished and expanded the "Stratosphere Courtyard Buffet" as well as remodeled "Montana's Steak House" and converted it into the "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar.

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, Arizona Charlie's, Inc. ("Arizona Charlie's") and Fresca LLC d.b.a. Arizona Charlie's East ("Fresca"), formed Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to these properties. Development was formed as a series Limited Liability Company under Delaware law with one or more series of members and/or limited liability company interests having separate rights, powers or duties with respect to specified property or obligations of the limited liability company or profits and losses associated with specified property or obligations. Development established three series of interests, each of which has a single member. The Stratosphere Series, to which Stratosphere is a member; the Arizona Charlie's Series, to which Arizona Charlie's is a member; and the Fresca Series, to which Fresca is a member. Each member associated with a series as it relates to such series has full, exclusive and complete discretion to manage and control the business and affairs of Development as it relates to such series, to make all decisions affecting the business and affairs of Development as it relates to such series and to take all such actions as it deems necessary, appropriate or convenient to or for the furtherance of purposes of Development as it relates to such series. Each member associated with a series is an agent of Development's business and the actions of the member taken in such capacity and in accordance with the operating agreement shall bind Development with respect to the series to which such member is associated. Because of this structure, there is no voting provision in the operating agreement. Each of the interests relate to specified assets, properties and obligations of the limited liability company and only to such assets, obligations and properties. It is intended that the debts, liabilities and obligations incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable against the assets of such series only, and not against the assets of the limited liability company generally or any other series hereof, and, unless otherwise provided in the limited liability company agreement, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the limited liability company generally or any other series hereof shall be enforceable against the assets of such series. Development's financial results that pertain to the Stratosphere Interests are included in the accompanying consolidated financial statements. The table below represents the Stratosphere Interest in Development as of December 31, 2001 and 2000:



BALANCE SHEET DATA                                  2001        2000
(In thousands)                                      ----        ----

ASSETS:
 Cash and cash equivalents                        $  263      $  696
 Related party receivable                            -0-       4,943
                                                  ------      ------
Total Assets                                      $  263      $5,639
                                                  ======      ======

LIABILITIES AND EQUITY:
 Accounts payable-construction                    $  -0-      $5,550
 Related party payable                                13         -0-
 Retained earnings                                   250          89
                                                  ------      ------
Total Liabilities and Equity                      $  263      $5,639
                                                  ======      ======
STATEMENT OF OPERATIONS DATA

REVENUES:
 Net revenues                                     $  161      $   89
                                                  ------      ------
 Net income (loss)                                $  161      $   89
                                                  ======      ======

     The related party receivable and payable, net revenue and net income were eliminated in combination with the Company.

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

COMPETITION

     The casino/hotel industry is highly competitive. The Stratosphere competes primarily with other Las Vegas Strip hotels and with a few major hotels in downtown Las Vegas. The Las Vegas market includes many world class destination resorts, with numerous other tourist attractions. Numerous Las Vegas casino/hotels are themselves tourist attractions, including Bellagio, Venetian, Paris, Mandalay Bay, Mirage, Caesars Palace, MGM Grand, Treasure Island, Monte Carlo, New York New York, Aladdin, Luxor and the Rio. Each of these resorts competes with the Company in its ability to attract visitors to the Tower. The Company's hotel and food and beverage operations compete directly with the Excalibur, Circus Circus, Stardust, Sahara, Riviera and Palace Station, as each of these properties target the budget-minded, mid-market Las Vegas visitor. The Paris Hotel and Casino also offers a freestanding Eiffel Tower replica with an observation deck similar to that of the Company's Tower.

     The Stratosphere is located on the extreme north end of the Las Vegas Strip in a City of Las Vegas Redevelopment Zone. The location is a constant marketing challenge. The Company's market share of gaming revenues on the Las Vegas Strip was 1.3% and 1.1% at December 31, 2001 and 2000, respectively. The Company uses the Tower, other entertainment amenities and value pricing of its hotel rooms, entertainment, and food and beverage products to entice budget-minded, mid-market clientele to visit and stay at the Stratosphere. From information gathered from the Nevada Gaming Abstract, the Company's market share of Las Vegas Strip hotel revenues was .97% and 1.04% for fiscal years ended June 30, 2001 and 2000, respectively. Also from information obtained from the Nevada Gaming Abstract, the Company has determined that its market share for Las Vegas Strip food and beverage revenues was 1.84% and 1.88% for fiscal years ended June 30, 2001 and 2000, respectively. In June 2001 the Company completed construction of the new hotel tower that includes 1,000 new guestrooms and amenities including a 67,000-square foot pool and recreation area with a new snack and cocktail bar, private cabanas and a large spa. "Lucky's Cafe" a 350-seat coffee-shop, a new porte-cochere and valet parking entrance, gift shop and new tour bus entrance and lobby have also been competed. The Company refurbished and expanded the "Stratosphere Courtyard Buffet" as well as remodeled "Montana's Steak House" and converted it into the "Crazy Armadillo" featuring Tex-Mex cuisine and an oyster bar. The Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Future visitation to the Tower may be negatively impacted as visitors who have previously visited the Stratosphere chose to experience other Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Management believes that its ability to expand its target market is somewhat limited due to the lack of meeting, convention and spa facilities.

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

                                                          2002             2003             2004            TOTAL
                                                      --------------  ---------------  ---------------  --------------
Related party construction loan note payable          $   3,651       $       3,651    $    65,106      $      72,408
Related party lease purchase note payable                   625              11,771             --             12,396
Capital lease obligation                                  3,111                  --             --              3,111
                                                      --------------  ---------------  ---------------  --------------
                                                      $   7,387       $      15,422    $    65,106      $      87,915
                                                      ==============  ===============  ===============  ==============


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



                                                     Successor Company                          Predecessor Company
                                     -------------------------------------------------------------------------------------
                                                   Fiscal        Fiscal         September 28  December 29,    Fiscal
                                     Year Ended    Year Ended    Year Ended     1998 through  1997 through    Year Ended
                                     December 31,  December 31,  December 26,   December 27,  September 27,   December 28,
Statement of Operations Data         2001          2000          1999           1998          1998            1997
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
    Net revenues                     $  141,974    $   131,832   $      122,553 $     30,443  $      98,796   $    136,836
    Costs and expenses                  137,416        124,457          119,361       30,493         93,212        134,031
                                     -------------------------------------------------------------------------------------
    Income (loss)from operations          4,558          7,375            3,192          (50)         5,584          2,805
    Income taxes,interest and other
           expense                        3,733          2,547              972          134          2,022         22,120
                                     -------------------------------------------------------------------------------------
    Income (loss) before
      extraordinary item                    825          4,828            2,220         (184)         3,562        (19,315)
                                     -------------------------------------------------------------------------------------
    Extraordinary item - gain
    on pre-petition debt discharge            -              -                -            -        153,437(a)           -
                                     -------------------------------------------------------------------------------------
    Net  income (loss)               $      825    $     4,828   $        2,220 $       (184) $     156,999   $    (19,315)
                                     =====================================================================================
    Basic income (loss) per
      common share:
      Before extraordinary item      $     0.41    $      2.38   $         1.09 $      (0.09)             *   $      (0.33)
      Extraordinary item                      -              -                -            -              *              -
                                     -------------------------------------------------------------------------------------

    Net income (loss) per share      $     0.41    $      2.38   $         1.09 $      (0.09)             *   $      (0.33)
                                     =====================================================================================
    Weighted average common
      shares outstanding                  2,030          2,030            2,030        2,030              *         58,393
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


                                                Successor Company                           Predecessor  Company
                              -------------------------------------------------------------------------------------
                               December 31,    December 31,    December 26,  December 27  September 27 December 28,
Balance Sheet Data               2001            2000           1999           1998        1998            1997
-------------------------------------------------------------------------------------------------------------------
(In thousands)
    Total Assets               $ 249,975    $  210,376    $   157,488    $ 155,546   $   165,109   $  155,976
    Capital lease obligations      3,111         5,778          8,445        8,979        11,150            -(b)
    Notes Payable              $  84,804    $   39,750    $        87    $     242   $       288   $      444(b)
                              =====================================================================================


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

                                                       FISCAL YEAR     FISCAL YEAR
                                        YEAR ENDED        ENDED          ENDED
                                      DECEMBER 31,      DECEMBER 31,   DECEMBER 26,
                                         2001              2000           1999
                                         -----------    ----------   ------------
(In thousands)
REVENUES:
    Casino                                 $  61,531    $  52,174    $  47,817
    Hotel                                     32,041       26,168       24,640
    Food and beverage                         36,476       36,157       33,230
    Tower, retail and other income            26,487       28,612       26,893
                                           ---------    ---------    ---------
Gross Revenues                               156,535      143,111      132,580
    Less:  Promotional allowances             14,561       11,279       10,027
                                           ---------    ---------    ---------
NET REVENUES                                 141,974      131,832      122,553
                                           ---------    ---------    ---------

COSTS AND EXPENSES:
    Casino                                    32,986       29,459       27,737
    Hotel                                     12,755       10,644       10,416
    Food and beverage                         26,580       25,920       24,872
    Other operating expenses                  12,830       13,291       11,580
    Depreciation and amortization             11,257        8,582        8,337
    Selling, general and administrative       41,008       36,561       36,419
                                           ---------    ---------    ---------
                Total Costs and Expenses     137,416      124,457      119,361
                                           ---------    ---------    ---------

INCOME FROM OPERATIONS                         4,558        7,375        3,192
                                           ---------    ---------    ---------

OTHER INCOME (EXPENSE):
    Interest income                              943        1,047          741
    Interest expense                          (4,159)      (1,057)        (867)
    Loss on sale of assets                        (4)          (4)         (71)
                                           ---------    ---------    ---------
                Total Other Expense, net      (3,220)         (14)        (197)
                                           ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                     1,338        7,361        2,995
PROVISION FOR INCOME TAXES                       513        2,533          775
                                           ---------    ---------    ---------
NET INCOME                                 $     825    $   4,828    $   2,220
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

                                                2002      2003      2004      TOTAL
                                               -------   -------   -------   -------
Related party construction loan note payable   $ 3,651   $ 3,651   $65,106   $72,408
Related party lease purchase note payable          625    11,771         -    12,396
Capital lease obligation                         3,111         -         -     3,111
                                               -------   -------   -------   -------
                                               $ 7,387   $15,422   $65,106   $87,915
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

ITEM 8. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Auditors - December 31, 2001 and 2000.............................  27

         Report of Independent Public Accountants - December 26, 1999............................  28

         Consolidated Balance Sheets at December 31, 2001 and 2000...............................  29

         Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal years ended December 31, 2000 and December 26, 1999..........................  30

         Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and fiscal years ended December 31, 2000 and December 26, 1999..........................  31

         Consolidated Statements of Cash Flows for the year ended December 31,
         2001 and fiscal years ended December 31, 2000 and December 26, 1999.....................  32

         Notes to Consolidated Financial Statements..............................................  33


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


ARTHUR ANDERSEN LLP


Las Vegas, Nevada
February 11, 2000

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



(In thousands, except share data)                                                           2001                2000
------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
       Cash and cash equivalents                                                           $ 28,622            $ 23,441
       Cash and cash equivalents-restricted                                                   1,926               1,926
       Marketable securities                                                                  4,200               4,459
       Investments-restricted                                                                   827                 988
       Accounts receivable, net                                                               3,416               2,592
       Related party receivable                                                                 608                  73
       Other current assets                                                                   4,348               5,191
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                         43,947              38,670
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                 200,938             166,619
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Debt issuance and deferred financing costs-net                                           474                 137
       Lessee incentive                                                                       1,616               1,950
       Other receivable                                                                       3,000               3,000

------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                            5,090               5,087
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 249,975           $ 210,376
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                               $ 1,968             $ 1,599
       Accounts payable-construction                                                          1,598               6,943
       Current portion of capital lease obligations                                           3,111               2,667
       Current portion of notes payable to related party                                      4,276                 713
       Accrued payroll and related expenses                                                   5,258               4,912
       Other accrued expenses                                                                13,478              12,744
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                    29,689              29,578
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Accrued lessee incentive                                                               1,605               1,950
       Capital lease obligations-less current portion                                             -               3,111
       Notes payable to related party-less current portion                                   80,528              39,037
------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                  82,133              44,098
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           111,822              73,676
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 13 and 14)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000; no shares issued                    -                   -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                      20                  20
       Additional paid-in-capital                                                           130,444             129,816
       Retained earnings                                                                      7,689               6,864

------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                  138,153             136,700
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 249,975           $ 210,376
========================================================================================================================




                 See notes to consolidated financial statements

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED DECEMBER 31, 2000 AND
                               DECEMBER 26, 1999



(In thousands, except per share data)                                       2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
        Casino                                                            $ 61,531              $ 52,174              $ 47,817
        Hotel                                                               32,041                26,168                24,640
        Food and beverage                                                   36,476                36,157                33,230
        Tower, retail and other income                                      26,487                28,612                26,893
-------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                             156,535               143,111               132,580
        Less:  Promotional allowances                                       14,561                11,279                10,027
-------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                               141,974               131,832               122,553
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
        Casino                                                              32,986                29,459                27,737
        Hotel                                                               12,755                10,644                10,416
        Food and beverage                                                   26,580                25,920                24,872
        Other operating expenses                                            12,830                13,291                11,580
        Depreciation and amortization                                       11,257                 8,582                 8,337
        Selling, general and administrative                                 41,008                36,561                36,419
-------------------------------------------------------------------------------------------------------------------------------
                                     Total Costs and Expenses              137,416               124,457               119,361
-------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                       4,558                 7,375                 3,192
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
        Interest income                                                        943                 1,047                   741
        Interest expense                                                    (4,159)               (1,057)                 (867)
        Loss on sale of assets                                                  (4)                   (4)                  (71)
-------------------------------------------------------------------------------------------------------------------------------
                                     Total Other Expense, net               (3,220)                  (14)                 (197)
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                   1,338                 7,361                 2,995

PROVISION FOR INCOME TAXES                                                     513                 2,533                   775
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 825               $ 4,828               $ 2,220
===============================================================================================================================
BASIC AND DILUTED INCOME PER COMMON SHARE                                   $ 0.41                $ 2.38                $ 1.09
===============================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   2,030                 2,030                 2,030
===============================================================================================================================




                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
    YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED DECEMBER 31, 2000 AND
                                DECEMBER 26, 1999




                                                                                                 Retained
                                                                               Additional        Earnings             Total
                                                               Common            Paid-in       (Accumulated       Shareholders'
(In thousands)                                                  Stock            Capital         Deficit)            Equity
------------------------------------------------------------------------------------------------------------------------------
Balances at December 27, 1998                                  $ 20            $ 127,058           $ (184)          $ 126,894
Net income                                                        -                    -            2,220               2,220
------------------------------------------------------------------------------------------------------------------------------
Balances at December 26, 1999                                    20              127,058            2,036             129,114
Change in deferred tax asset valuation allowance related
   to book-tax differences existing at time of bankruptcy         -                2,758                -               2,758
Net income                                                        -                    -            4,828               4,828
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                    20              129,816            6,864             136,700
Change in deferred tax asset valuation allowance related
   to book-tax differences existing at time of bankruptcy         -                  628                -                 628
Net income                                                        -                    -              825                 825
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                  $ 20            $ 130,444          $ 7,689           $ 138,153
==============================================================================================================================



                See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
    YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED DECEMBER 31, 2000 AND
                                DECEMBER 26, 1999







(In thousands)                                                                            2001          2000             1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                        $ 825         $ 4,828          $ 2,220
        Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
               Depreciation and amortization                                             11,811           8,679            8,559
               Provision (recoveries) for doubtful accounts                                 (28)            137             (240)
               Loss on sale or disposal of assets                                             4               4               71
               Changes in operating assets and liabilities:
                    Accounts and other receivable                                          (795)         (1,315)           1,444
                    Other current assets                                                    843              93              142
                    Accounts payable-trade                                                  369             396             (204)
                    Accrued expenses                                                      1,363           1,775            1,033
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                14,392          14,597           13,025
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in cash and cash equivalents-restricted                                      -               -              292
        Purchase of marketable securities                                                (2,200)         (1,000)          (4,459)
        Proceeds from the sale of marketable securities                                   2,459               -            1,000
        Decrease in investments-restricted                                                  161           1,290            1,013
        Payments for property and equipment                                             (49,985)        (16,790)          (6,596)
        Payments for construction in progress                                              (646)        (28,135)               -
        Increase in related party receivable                                               (536)            (73)               -
        Cash proceeds from sale of property and equipment                                    40             124              551
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (50,707)        (44,584)          (8,199)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments to creditors pursuant to plan of reorganization                              -               -              (67)
        Payments on long-term debt                                                            -             (77)            (155)
        Proceeds from related party notes payable                                        45,750          41,750                -
        Payments of related party notes payable                                            (696)         (2,000)               -
        Final payments on capital lease obligations - original                                -               -           (8,979)
        Payments on capital lease obligations - new                                      (2,667)         (2,667)          (1,556)
        Proceeds from capital lease obligations                                               -               -           10,000
        Increase in debt issuance and deferred financing costs                             (891)              -             (272)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      41,496          37,006           (1,029)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 5,181           7,019            3,797
Cash and cash equivalents - beginning of period                                          23,441          16,422           12,624
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 28,622        $ 23,441         $ 16,422
=================================================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest of $1.9 million, $.5 million and
             $-0- for the year ended December 31, 2001 and fiscal years ended
             December 31, 2000 and December 26, 1999, respectively                      $ 3,245           $ 656            $ 750
        Income taxes                                                                        $ -           $ 509            $ 400

Non-Cash Investing and Financing Activities:
        Change in deferred tax asset valuation allowance related
             to book-tax differences existing at time of bankruptcy                       $ 628         $ 2,758              $ -
        Decrease in land and building from donation of Bob Stupak Center                    $ -             $ -           $ (350)







                See notes to consolidated financial statements.

                    STRATOSPHERE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 2001, 2000 AND DECEMBER 26, 1999


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries, Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC and 2000 Las Vegas Boulevard Retail Corporation. The Company operates an integrated casino, hotel, retail and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

     In June 2000, the Company and two entities owned and controlled by Mr. Carl
C. Icahn, Arizona Charlie's, Inc. ("Arizona Charlie's") and Fresca LLC d.b.a. Arizona Charlie's East ("Fresca"), formed Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to these properties. Development was formed as a series Limited Liability Company under Delaware law with three series of members interests having separate rights, powers or duties with respect to specified property or obligations of the limited liability company or profits and losses associated with specified property or obligations. Each of the interests relate to specified assets, properties and obligations of the limited liability company and only to such assets, obligations and properties. Development's financial results that pertain to the Stratosphere Interests are included in the accompanying consolidated financial statements.

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

                                         FISCAL        FISCAL
                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                         DECEMBER 31,  DECEMBER 31,  DECEMBER 26,
                             2001          2000          1999
                         ------------  ------------  ------------
Food and Beverage           $4,140        $4,245        $4,075
Rooms                        2,146         1,636         1,456
Other                           53            48            85
                            ------        ------        ------
                            $6,339        $5,929        $5,616
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

     Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements........................................36-39 years
Furniture, fixtures and equipment..................................3-15 years
Land improvements....................................................15 years

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

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 31, 2001 and 2000 (in thousands):




                                        2001       2000
                                       -------    -------
Hotel and related                      $ 1,734    $ 1,315
Gaming                                     419        346
Income taxes                               473        359
Other                                    1,115        926
                                       -------    -------
                                         3,741      2,946
Less allowance for doubtful accounts      (325)      (354)
                                       -------    -------
                                       $ 3,416    $ 2,592
                                       =======    =======

     The Company recorded bad debt expense (recoveries) of ($28), $137 and ($240) for the fiscal years ended December 31, 2001, 2000 and December 26, 1999, respectively.

(4)  OTHER CURRENT ASSETS

     Other current assets consist of the following as of December 31, 2001 and 2000 (in thousands):


                    2001     2000
                   ------   ------
Inventories        $1,749   $2,102
Prepaid expenses    2,599    3,089
                   ------   ------
                   $4,348   $5,191
                   ======   ======

(5) PROPERTY AND EQUIPMENT - NET

     Property and equipment consist of the following as of December 31, 2001 and 2000 (in thousands):


                                                               2001         2000
                                                             ---------    ---------
Land and improvements, including land held for development   $  23,001    $  21,510
Building and improvements                                      153,551       83,412
Furniture, fixtures and equipment                               52,865       27,757
Construction in progress                                           697       52,520
                                                             ---------    ---------
                                                               230,114      185,199
Less accumulated deprecation and amortization                  (29,176)     (18,580)
                                                             ---------    ---------
                                                             $ 200,938    $ 166,619
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

 (6) OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following as of December 31, 2001 and 2000 (in thousands):



                                             2001      2000
                                            -------   -------
Vacation packages                           $ 2,714   $ 2,815
Accrued liabilities                           4,234     3,203
Accrued restructuring costs                     536       825
Cash Reserve for unpaid bankruptcy claims     1,926     1,926
Accrued taxes                                   905       744
Accrued/unclaimed sports tickets/prizes         390       605
Other                                         2,773     2,626
                                            -------   -------
                                            $13,478   $12,744
                                            =======   =======

(7)  NOTES PAYABLE TO RELATED PARTY

     Long term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                        2001        2000
                                      --------    --------
Construction loan note payable        $ 72,408    $ 27,250
Lease purchase note payable             12,396      12,500
                                      --------    --------
                                        84,804      39,750
Less current portion                    (4,276)       (713)
                                      --------    --------
Long-term debt-less current portion   $ 80,528    $ 39,037
                                      ========    ========

     The future aggregate annual maturities of notes payable to related party at December 31, 2001 are as follows (in thousands):



Years ending December 31,
-------------------------
           2002                                   $         4,276
           2003                                            15,422
           2004                                            65,106
                                                 ----------------
          Total                                   $        84,804
                                                 ================

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

(8) LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

     In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease income required under these leases for years subsequent to December 31, 2001 is as follows (in thousands):


        Years ending December 31,
        -------------------------
          2002                                      $         1,723
          2003                                                1,650
          2004                                                1,528
          2005                                                1,415
          2006                                                  773
          Thereafter                                          1,246
                                                   ----------------
                                                    $         8,335
                                                   ================

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

(10) INCOME TAXES

     The income tax provision attributable to income from operations for the fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                                                     FISCAL YEAR       FISCAL YEAR
                                                    YEAR ENDED          ENDED             ENDED
                                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 26,
                                                       2001              2000              1999
                                                  --------------    --------------    --------------
     Current                                      $          -      $        358      $        775
     Deferred                                              513             2,175                 -
                                                  --------------    --------------    --------------
                                                  $        513      $      2,533      $        775
                                                  ==============    ==============    ==============

DEFERRED TAX ASSETS AND LIABILITIES

     The tax effect of significant temporary differences and carryforwards representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2001 and 2000 (in thousands):



Temporary Differences                                             2001        2000
                                                                --------    --------
 Current:
     Allowance for doubtful accounts                            $    114    $    124
     Gaming related                                                  766         397
     Accrued vacation and employee related                           907         977
     Outstanding chip and token liability                             (2)        (17)
     Deferred income                                                  96        (836)
     Other                                                           640        (341)
                                                                --------    --------
                                                                   2,521         304
                                                                --------    --------
 Long-term:
     Pre-opening costs                                                -          915
     Debt issuance costs                                              -          (10)
     Excess of tax over book basis of assets due primarily to
     write down of assets                                         68,239      72,953
                                                                --------    --------
                                                                  68,239      73,858
                                                                --------    --------
Total Temporary Differences                                       70,760      74,162
                                                                --------    --------

Carryforwards:
     Net Operating Loss (including Section 382 limitation)         9,730       7,092
     Alternative minimum tax credit                                  450         306
     Other  credits                                                  431         304
                                                                --------    --------
Total Carryforwards                                               10,611       7,702
                                                                --------    --------
Total temporary differences and carryforwards                     81,371      81,864
Valuation allowance                                              (81,371)    (81,864)
                                                                --------    --------
Total deferred tax assets (liabilities)                         $     -     $     -
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

     The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                                       FISCAL YEAR          FISCAL YEAR
                                                    YEAR ENDED            ENDED                ENDED
                                                   DECEMBER 31,        DECEMBER 26,         DECEMBER 26,
                                                       2001                2000                 1999
                                                  --------------      ---------------      ---------------
       Federal statutory rate                            35.0%                35.0%                35.0%
       Permanent differences                              3.4%                  .8%                 2.0%
       Decrease in federal income tax credits           (10.1)%               (2.2)%                 -
       Increase (decrease) in deferred tax
       asset valuation allowance                         10.0%                  .8%               (11.0)%
                                                  --------------      ---------------      ---------------
                                                         38.3%                34.4%                26.0%
                                                  ==============      ===============      ===============

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

                                                                         SEPTEMBER 31,       DECEMBER 31,
                                      MARCH 31, 2001   JUNE 30, 2001         2001               2001
                                     ----------------------------------------------------------------------
 Net revenues                        $        32,853   $     33,083      $      39,484      $      36,553
 Net income (loss)                             1,390            237                 29               (831)
 Basic and diluted income (loss)
   per common share                  $          0.68   $       0.12      $        0.01      $       (0.41)

                                                                         SEPTEMBER 24,       DECEMBER 31,
                                      MARCH 26, 2000   JUNE 25, 2000         2000               2000
                                     ----------------------------------------------------------------------
 Net revenues                        $        33,897   $     31,896      $      31,360      $      34,679
 Net income                                    1,617          1,166                678              1,366
 Basic and diluted income per
   common share                      $          0.80   $       0.57      $        0.33      $        0.67

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

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
REGISTRANT

     The following table sets forth the executive officers, directors and significant employees of the Company:

     NAME                         AGE                 POSITION
     ----                         ---                 --------
Carl C. Icahn                      66       Chairman of the Board
John P. Saldarelli                 60       Director
Robert J. Mitchell                 55       Director
Martin Hirsch                      47       Director
Judge Jerome M. Becker             66       Director
William F. Bischoff                60       Senior Vice President, Chief Financial Officer,
                                            Treasurer and Secretary
Richard P. Brown                   54       Chief Operating Officer (significant employee)
Bobby Ray Harris                   43       Senior Vice President of Operations (significant employee)
Siegfried G. Pumberger             60       Vice President of Food and Beverage (significant employee)

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

     RICHARD P. BROWN is a significant employee who has served as Chief Operating Officer since January 2001. In this capacity, Mr. Brown will oversee the strategic planning, daily operations and expansions for the Stratosphere, Arizona Charlie's, Inc. and Fresca LLC d.b.a. Arizona Charlie's East. Mr. Brown served as Executive Vice President of Marketing for the Stratosphere and Arizona Charlie's, Inc. and Fresca LLC d.b.a. Arizona Charlie's East from March 2000 through January 2001. From 1994 until joining the Company in March 2000, Mr. Brown served as Marketing Director for Harrah's Hotel and Casino-Laughlin. Prior to that, from 1992-1993 Mr. Brown served as Marketing Director for the Flamingo Hilton-Laughlin.

     BOBBY RAY HARRIS is a significant employee who has served as Senior Vice President of Operations since April 2000. Mr. Harris joined the Stratosphere in October 1995 as the Director of Marketing Services. He was subsequently promoted to Director of Hotel Operations in August 1996 and then to Vice President of Hotel and Tower Operations in February 1999. From 1993 until joining the Stratosphere in October 1995, Mr. Harris served as Director of Reservations/Ticketing/Environmental Services with the MGM Grand Hotel and Casino in Las Vegas, Nevada. From 1991 until 1993, Mr. Harris served as Room Reservations Manager at the Desert Inn in Las Vegas, Nevada.

     SIEGFRIED G. PUMBERGER is a significant employee who has served as Vice President of Food and Beverage since April 2000. Mr. Pumberger served as Corporate Vice President of Food and Beverage of Ameristar Casino's, Inc. in Las Vegas, Nevada from February 1999 to December 1999. From September 1993 to February 1999, Mr. Pumberger was the Vice President of Food and Beverage of Grand Casino Biloxi, in Biloxi, Mississippi. Mr. Pumberger served in the capacity of Director of Food and Beverage at Splendid China in Kissimmee, Florida from June 1993 to September 1993; Main Street Station Hotel & Casino in Las Vegas, Nevada from July 1991 to June 1992; Fairmont Hotel in San Francisco, California from June 1990 to July 1991 and La Costa Resort & Spa in Carlsbad, California from January 1988 to May 1990.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services rendered by the Chief Executive Officer of the Company and for each executive officer and significant employees of the Company.

                           SUMMARY COMPENSATION TABLE


                                                            ANNUAL COMPENSATION
                                                            -------------------


NAME AND PRINCIPAL POSITION                       YEAR           SALARY            BONUS
---------------------------                       ----           ------            -----
Carl C. Icahn                                     2001                --               --
  President                                       2000                --               --
                                                  1999                --               --

Daniel A. Cassella ( a )                          2001                --               --
  Chief Executive Officer                         2000           196,520               --
                                                  1999           500,000               --

Andrew Blumen (b)                                 2001                --               --
  General Counsel                                 2000                --               --
                                                  1999            67,920               --

Thomas A. Lettero (c)                             2001                --               --
  Executive Vice President/Chief Financial        2000           122,805               --
  Officer, Treasurer and Secretary                1999           302,553               --

Thomas Willer (d)                                 2001                --               --
  Vice President Marketing                        2000           116,058               --
                                                  1999           180,000               --

William F. Bischoff                               2001           201,956               --
  Senior Vice President/Chief Financial           2000           142,907           18,700
  Officer, Treasurer and Secretary                1999                --               --

Richard P. Brown (significant employee)           2001           202,771               --
  Chief Operating Officer                         2000           151,220           95,000
                                                  1999                --               --

Bobby Ray Harris (significant employee)           2001           157,200               --
  Senior Vice President of Operations             2000           132,346           26,200
                                                  1999            99,486               --

Siegfried G. Pumberger (significant employee)     2001           134,957               --
  Vice President of Food and Beverage             2000            88,963           26,200
                                                  1999                --               --

Michael G. Turngren (e) (significant employee)    2001                --               --
  Vice President of Casino Operations             2000           120,630               --
                                                  1999           125,000               --

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

                                                                              NUMBER OF
NAME                                                                           SHARES          PERCENT
----                                                                           ------          -------
Carl C. Icahn                                                               1,818,600(a)        89.6
John P. Saldarelli                                                                  -              -
Robert J. Mitchell                                                                  -              -
Martin Hirsch                                                                       -              -
Jerome M. Becker                                                                    -              -
William F. Bischoff                                                                 -              -
All directors and executive officers (as a group six persons)               1,818,600           89.6

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements:

   Included in Part II:

         Report of Independent Auditors - December 31, 2001 and 2000.......................................   27

         Report of Independent Public Accountants - December 26, 1999......................................   28

         Consolidated Balance Sheets at December 31, 2001 and 2000.........................................   29

         Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal
         years ended December 31, 2000 and December 26, 1999...............................................   30

         Consolidated Statements of Shareholders Equity for the year ended
         December 31, 2001 and fiscal years ended December 31, 2000 and December
         26, 1999.........................................................................................    31

         Consolidated Statements of Cash Flows for the year ended December 31, 2001 and fiscal
         years ended December 31, 2000 and December 26, 1999...............................................   32

         Notes to Consolidated Financial Statements........................................................   33

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

10(29)   Operating Agreement of Stratosphere Development, LLC.

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

                                            STRATOSPHERE CORPORATION
                                            Registrant

Date:    August 9, 2002                     By:     /s/ Carl C. Icahn
                                            ------------------------------------
                                            Name: Carl C. Icahn
                                                  ------------------------------
                                            Title:   President
                                                     ---------------------------

                                            By:     /s/ William F. Bischoff
                                            ------------------------------------
                                            Name: William F. Bischoff
                                                  ------------------------------
                                            Title:   Chief Financial Officer
                                                     ---------------------------


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