Form 10-Q
period 2002-06-30
STRATOSPHERE CORP
filed 2002-08-14
CIK 897743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 (702) 383-4719
              (Registrant's telephone number, including area code)

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

                                 Yes X   No

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date: 2,030,000 as of June 30, 2002.

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001               3

Condensed  Consolidated  Statements of Operations  (unaudited)  for the three months ended June           4
30, 2002 and 2001

Condensed  Consolidated  Statements of Operations (unaudited) for the six months ended June 30,           5
2002 and 2001

Condensed  Consolidated  Statements of Cash Flows (unaudited) for the six months ended                    6
June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements
                                                                                                        7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                        10-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      17

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            18-19
Item 6.  Exhibits and Reports on Form 8-K                                                             19-23




Condensed Consolidated
Balance Sheets                                                                   Stratosphere Corporation and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,         December 31,
                                                                                             2002                2001
------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                        (Unaudited)

Assets
Current Assets:
       Cash and cash equivalents                                                               $ 31,400        $ 28,622
       Cash and cash equivalents-restricted                                                       1,926           1,926
       Marketable securities                                                                      4,200           4,200
       Investments-restricted                                                                     1,627             827
       Accounts receivable, net                                                                   3,461           3,416
       Related party receivables                                                                    723             608
       Other current assets                                                                       4,929           4,348
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             48,266          43,947
------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                     196,457         200,938
------------------------------------------------------------------------------------------------------------------------
Other Assets:
       Debt issuance and deferred financing costs, net                                                -             474
       Lessee incentive                                                                           1,449           1,616
       Other receivable                                                                           2,300           3,000
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                3,749           5,090
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $ 248,472       $ 249,975
========================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities:
       Accounts payable-trade                                                                   $ 1,316         $ 1,968
       Accounts payable-construction                                                              1,171           1,598
       Current portion of capital lease obligation                                                    -           3,111
       Current portion of notes payable to related party                                          4,276           4,276
       Accrued payroll and related expenses                                                       7,376           5,258
       Other accrued expenses                                                                    14,424          13,478
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        28,563          29,689
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
       Accrued lessee incentive                                                                   1,333           1,605
       Notes payable to related party-less current portion                                       78,390          80,528
------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                      79,723          82,133
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                               108,286         111,822
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies   (Notes 3 and 4)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares; no shares issued                 -               -
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                                          20              20
       Additional paid-in-capital                                                               130,444         130,444
       Retained earnings                                                                          9,722           7,689
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      140,186         138,153
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                    $ 248,472       $ 249,975
========================================================================================================================


           See notes to condensed consolidated financial statements.



Condensed Consolidated
Statements of Operations (Unaudited)                                            Stratosphere Corporation and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2002 and 2001                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Revenues:
        Casino                                                                             $ 16,398       $ 13,782
        Hotel                                                                                 9,554          6,771
        Food and beverage                                                                     9,849          8,569
        Tower, retail and other income                                                        6,384          7,181
------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                               42,185         36,303
        Less promotional allowances                                                           3,335          3,219
------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                                 38,850         33,084
------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
        Casino                                                                                8,477          7,743
        Hotel                                                                                 3,996          2,902
        Food and beverage                                                                     7,056          6,376
        Other operating expenses                                                              3,098          3,533
        Depreciation and amortization                                                         3,319          2,229
        Selling, general and administrative                                                  10,056          9,796
------------------------------------------------------------------------------------------------------------------------
                                     Total Costs and Expenses                                36,002         32,579
------------------------------------------------------------------------------------------------------------------------

Income From Operations                                                                        2,848            505
-------------------------------------------------------------------------------------------------------------------------

Other income (expense):
        Interest income                                                                          98            241
        Interest expense                                                                     (1,099)          (382)
        Loss on sale of assets                                                                 -                -
------------------------------------------------------------------------------------------------------------------------
                                     Total Other Income (Expense), net                       (1,001)          (141)
------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                                    1,847            364
------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                                      645            127
------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                  $ 1,202          $ 237
========================================================================================================================

Basic and Diluted Income per Common Share                                                    $ 0.59          $ 0.12
===========================================================================================================================

Weighted Average Common Shares Outstanding                                                    2,030           2,030
===========================================================================================================================



            See notes to condensed consolidated financial statements.



Condensed Consolidated
Statements of Operations (Unaudited)                                                Stratosphere Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002 and 2001                                                      2002                    2001
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Revenues:
        Casino                                                                                  $ 32,398          $ 27,676
        Hotel                                                                                     18,955            13,004
        Food and beverage                                                                         19,629            17,549
        Tower, retail and other income                                                            12,293            14,065
---------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                                    83,275            72,294
        Less promotional allowances                                                                7,274             6,357
---------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                                      76,001            65,937
---------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
        Casino                                                                                    17,256            14,894
        Hotel                                                                                      7,513             5,401
        Food and beverage                                                                         13,925            12,522
        Other operating expenses                                                                   5,836             6,982
        Depreciation and amortization                                                              6,636             4,652
        Selling, general and administrative                                                       19,214            18,731
---------------------------------------------------------------------------------------------------------------------------
                                     Total Costs and Expenses                                     70,380            63,182
---------------------------------------------------------------------------------------------------------------------------

Income From Operations                                                                             5,621             2,755
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
        Interest income                                                                              247               574
        Interest expense                                                                          (2,739)             (826)
        Loss on sale of assets                                                                        (1)                -
---------------------------------------------------------------------------------------------------------------------------
                                     Total Other Expense, net                                     (2,493)             (252)
---------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                                         3,128             2,503

Provision for Income Taxes                                                                         1,095               876
---------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                       $ 2,033           $ 1,627
===========================================================================================================================

Basic and Diluted Income per Common Share                                                         $ 1.00            $ 0.80
===========================================================================================================================

Weighted Average Common Shares Outstanding                                                         2,030             2,030
===========================================================================================================================




           See notes to condensed consolidated financial statements.



Condensed Consolidated
Statements of Cash Flows (Unaudited)                                            Stratosphere Corporation and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002 and 2001                                                     2002              2001
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

Cash Flows From Operating Activities:
        Net income                                                                          $ 2,033          $ 1,627
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                  7,110            4,700
               Provision for doubtful accounts                                                  365              254
               Loss on sale or disposal of assets                                                 1                -
               Changes in operating assets and liabilities:
                    Accounts receivable                                                         289             (310)
                    Other current assets                                                       (581)            (654)
                    Accounts payable - trade                                                   (652)             (71)
                    Accrued expenses                                                          2,792            2,884
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                    11,357            8,430
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
        Increase in investments-restricted                                                     (800)             (49)
        Proceeds from the sale of marketable securities                                           -            2,459
        Payments for property and equipment                                                    (325)          (1,804)
        Payments for construction-in-progress                                                (2,091)         (33,657)
        Decrease (increase) in related party receivables                                       (115)            (271)
        Cash proceeds from sale of property and equipment                                         1                -
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (3,330)         (33,322)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
        Debt issuance and deferred financing costs                                                -             (891)
        Proceeds from related party notes payable                                                 -           28,750
        Payments of related party notes payable                                              (2,138)              -
        Payments on capital lease obligation                                                 (3,111)          (1,333)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                          (5,249)          26,526
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                     2,778            1,634
Cash and cash equivalents - beginning of period                                              28,622           23,441
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                                  $ 31,400         $ 25,075
=========================================================================================================================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest-net of capitalized interest of $-0- and $1.9
        million for the six months ended June 30, 2002 and 2001, respectively.             $  2,685            $ 358
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

The Company

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Stratosphere Corporation and its wholly-owned subsidiaries; Stratosphere Gaming Corp., Stratosphere Land Corporation, Stratosphere Advertising Agency, Stratosphere Leasing, LLC ("Leasing"), 2000 Las Vegas Boulevard Retail Corporation and Stratosphere Development, LLC, as it pertains to the interests of Stratosphere Corporation (collectively the "Company"). The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower located in Las Vegas, Nevada.

Principles of Presentation

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2001 Annual Report on Form 10-K/A. Although the Company believes that the disclosures are adequate to make the information presented not misleading, the Company suggests these financial statements be read in conjunction with the notes to the consolidated financial statements which appear in that report.

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

Earnings Per Share ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and potentially dilutive securities have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no potentially dilutive securities as of June 30, 2002.

(2) INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at June 30, 2002 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3) RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of June 30, 2002. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's

Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn owns approximately 86% of the outstanding equity interests in AREP.

On February 1, 2002, the Company announced that it entered into a merger agreement under which AREH, through an affiliate, will acquire the remaining shares of Stratosphere that AREH does not currently own. AREH currently owns approximately 51% of Stratosphere and Mr. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000.

On July 3, 2002, the Company paid AREH $730,000 and $125,000 to extend the maturity dates of the promissory notes payable to AREH as discussed in the "Debt" subsection of the "Liquidity and Capital Resources" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" following.

Under the agreement the stockholders who are unaffiliated with Mr. Icahn are to receive a cash price of $45.32 per share, and the Icahn related stockholders (other than AREP) are to receive a cash price of $44.33 per share. AREP is to pay an aggregate of approximately $44.3 million for the Stratosphere shares.

Certain employees of the Company provide management and other administrative services to the Arizona Charlie's, Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). For the three months ended June 30, 2002, the Company received $234,786 and $164,904 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the three months ended June 30, 2001, the Company received $122,458 and $221,212 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the six months ended June 30, 2002, the Company received $451,060 and $424,921 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the six months ended June 30, 2001, the Company received $167,574 and $281,370 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services.

Pursuant to wholesale tour and travel agreements with Lowestfare.com and Maupin Tours (companies owned by Mr. Icahn), the Company recorded hotel revenues of $39,266 and $177,053 during the second quarters, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded hotel revenues of $96,590 and $308,931, respectively, from Lowestfare.com and Maupin Tours.

(4)      CONTINGENCIES

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. Trial was conducted on June 20 and June 21, 2002 and the matter is currently under submission. The Company expects a decision within 90 days. At December 31, 2001 and June 30, 2002, the Company classified preferential transfers of $2.3 million as an Other Receivable on the Consolidated Balance Sheet.

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

The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company has appealed the injunction based on its belief that the plaintiffs lack standing. The Company had already commenced these renovations prior to the Court's Order and completed these renovations in June, 2002. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company opposed the motion on the basis the fees sought were excessive. The court agreed and awarded the plaintiffs $8,304.67 in fees and costs. The plaintiffs have appealed that award.

Tiffiny Decorating Company ("Tiffiny"), a subcontractor to Great Western Drywall ("Great Western"), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (Stratosphere Corporation, Stratosphere Development, LLC and American Real Estate Holdings Limited Partnership are herein collectively referred to as the "Stratosphere Parties"), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

The initial complaint brought by Tiffiny asserts that Tiffiny performed certain services on construction at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Stratosphere Parties, and the other defendants, which the Stratosphere Parties contend have been paid to Great Western for payment to Tiffiny.

Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. This amount has been segregated in a separate interest bearing account and is classified in Accounts Payable - Construction on the Consolidated Balance Sheet.

The Early Case Conference in the Tiffiny case has already been concluded and initial documents and witnesses have been exchanged which has been the discovery to date, however, it is not possible to give an opinion as to probable outcome of the action. The case will proceed with discovery from this point forward until such time as a resolution is reached or the matter is brought to trial. The matter has been preliminarily set for trial on April 14, 2003. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

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

Overview

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of June 30, 2002, the operations included 1,526 slot machines, 48 table games, a race and sports book, keno lounge, 2,444 hotel rooms and seven theme restaurants.

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

Results of Operations

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

Revenues

Casino revenues increased $2.6 million (19%) from $13.8 million for the second quarter, 2001 to $16.4 million for the second quarter, 2002. Revenues from table games increased $.9 million (26%) from $3.4 million for the second quarter, 2001 to $4.3 million for the second quarter, 2002. The Company's win percentage for table games increased 1.9 percentage points (11%) from 17.5% for the second quarter, 2001 to 19.4% for the second quarter, 2002. The increased win percentage and increased customer play resulting from the completion of the 1,000 additional rooms associated with the Hotel Expansion at the end of June, 2001 contributed equally to the table games revenue increase. Revenues from slots increased $1.7 million (15%) from $11.1 million for the second quarter, 2001 to $12.8 million for the second quarter, 2002. Management attributes the increased slot revenues to increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Casino revenues represented 39% and 38% of total gross revenues for the second quarters ended June 30, 2002 and 2001, respectively.

Hotel revenues increased $2.8 million (41%) from $6.8 million for the second quarter, 2001 to $9.6 million for the second quarter, 2002. The average daily rate ("ADR") decreased $1 (2%) from $50 during the second quarter, 2001 to $49 during the second quarter, 2002. Room occupancy decreased 7.6 percentage points (8%) from 97.8% during the second quarter, 2001 to 90.2% for the second quarter, 2002. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. Management attributes the decrease in ADR and occupancy percentage to uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Hotel revenues represented 23% and 19% of total gross revenues for the second quarters ended June 30, 2002 and 2001, respectively.

Food and beverage revenues increased $1.3 million (15%) from $8.6 million for the second quarter, 2001 to $9.9 million for the second quarter, 2002. Food and beverage revenues increased during the second quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Food and beverage revenues represented 23% and 24% of total gross revenues for the second quarters ended June 30, 2002 and 2001, respectively.

Tower, retail and other income decreased $.8 million (11%) from $7.2 million for the second quarter, 2001 to $6.4 million for the second quarter, 2002. Tower revenues decreased $.3 million (10%) from $3.5 million for the second quarter, 2001 to $3.2 million for the second quarter, 2002. Tower visitations (including Top of the World dining) decreased 80,857 (16%) from 507,945 for the second quarter, 2001 to 427,088 for the second quarter, 2002. Management expects revenues from the Tower to decrease as visitors who have previously visited the Tower chose to experience other Las Vegas attractions and entertainment options. Management is investigating options to increase Tower revenues including, but not limited to, new thrill rides added to the Tower. Entertainment revenues increased $.2 million (15%) from $1.3 million for the second quarter, 2001 to $1.5 million for the second quarter, 2002. Retail revenues decreased $1.0 million (58%) from $1.7 million during the second quarter, 2001 to $.7 million for the second quarter, 2002. Management expects retail revenues to decrease as leases associated with the Retail Center have been, and will continue to be, negotiated at lower rent rates in order to maintain tenant occupancy. Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail revenues, as a result of this transaction, decreased $.7 million (87%) from $.8 million for the second quarter, 2001 to $.1 million for the second quarter, 2002. Other revenues increased $.2 million (22%) from $.7 million during the second quarter, 2001 to $.9 million for the second quarter, 2002. This increase can be attributed to income derived from ATM commissions and telephone revenue. Tower, retail and other revenues represented 15% and 20% of total gross revenues for the second quarters ended June 30, 2002 and 2001, respectively.

Promotional allowances increased $.1 million (4%) from $3.2 million for the second quarter, 2001 to $3.3 million for the second quarter, 2002. The increase in promotion allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentary to hosted players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

Management anticipates that revenues may decrease during the third quarter, 2002 when compared to the third quarter, 2001 as a result of uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Management anticipates the fourth quarter, 2002 revenues may be improved when compared to the fourth quarter, 2001 because the fourth quarter, 2001 was severely impacted by the September 11, 2001 terrorist attacks.

Costs and Expenses

Casino operating expenses increased $.7 million (9%) from $7.8 million for the second quarter, 2001 to $8.5 million for the second quarter, 2002. The Company's slot lease, payroll and gaming tax expenses increased $.1 million, $.3 million and $.2 million, respectively, as a result of increased casino play. The costs associated with providing casino guests additional room nights on a complimentary basis and non-cash promotional expenses increased $.1 million.

Hotel operating expenses increased $1.1 million (38%) from $2.9 million for the second quarter, 2001 to $4.0 million for the second quarter, 2002. Payroll and supplies expenses increased $.9 million and $.1 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion.

Food and beverage costs have increased $.7 million (11%) from $6.4 million for the second quarter, 2001 to $7.1 million for the second quarter, 2002. Cost of sales and payroll expenses have each increased $.3 million (12% and 7%, respectively). Management attributes this increase to increased guest volume brought about by the completion of the 1,000 rooms and new restaurants associated with the Hotel Expansion.

Other operating expenses decreased $.4 million (12%) from $3.5 million for the second quarter, 2001 to $3.1 million for the second quarter, 2002. In July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail expenses, as a result of this transaction, decreased $.7 million from $.7 million for the second quarter, 2001 to $-0- for the second quarter, 2002. These retail expense savings will discontinue in the third quarter, 2002. Also, as a result of producing more shows in the Outdoor Events Center, entertainment fees have increased $.3 million (37%) from $.7 million for the second quarter, 2001 to $1.0 million for the second quarter, 2002.

Depreciation and amortization expenses have increased $1.1 million (49%) from $2.2 million for the second quarter, 2001 to $3.3 million for the second quarter, 2002. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants and the depreciation of the Hotel Expansion completed in late June 2001.

Approximately 1,050 employees working in kitchen production, food service, slot service, bell service, housekeeping, and beverage service are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and the Culinary Workers Union Local 226 and the Bartenders Union Local 165 (the "Unions"). This agreement had been in effect since June 1, 1997 and expired on May 31, 2002. On June 10, 2002, Stratosphere Gaming Corporation and the Unions agreed to a tentative agreement, which was subsequently ratified by the majority of the membership. Stratosphere and the Unions are currently in the process of finalizing the language of the new agreement. The new agreement was retroactive to June 1, 2002 and will expire on May 31, 2007 and provides for an increase in benefits of $.685 per hour worked or paid during the first year. Future increases are $.60, $.65, $.65 and $.65 per hour worked or paid for the years beginning June 1, 2003, 2004, 2005, and 2006, respectively. In addition, work rules and productivity standards were agreed to with respect to guestroom attendants and their daily room quotas. At current staffing and work levels, this new agreement is expected to increase payroll and related expenses $1.0 million for the remainder of the 2002 fiscal year. Payroll and related expenses are anticipated to increase $1.5 million, $1.5 million, $1.6 million, $1.6 million and $.7 million for years 2003, 2004, 2005, 2006 and first half, 2007, respectively, as a result of this new agreement at current staffing and work levels.

Other Factors Impacting Earnings

Interest income decreased $.1 million (59%) from $.2 million for the second quarter, 2001 to $.1 million during the second quarter, 2002 due to lower interest rates from banking and financial institutions.

Interest expense increased $.7 million (188%) from $.4 million for the second quarter, 2001 to $1.1 million during the second quarter, 2002. Interest from the Company's note associated with the purchase of the retail mall and interest expenses associated with the Capital Lease each decreased $.1 million. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $.7 million during the second quarter, 2002. Interest associated with this note was capitalized as part of the construction costs during the second quarter, 2001. Amortization of debt issuance cost also increased interest expense by $.2 million.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Revenues

Casino revenues increased $4.7 million (17%) from $27.7 million for the six months ended June 30, 2001 to $32.4 million for the six months ended June 30, 2002. Revenues from table games increased $1.9 million (27%) from $7.0 million for the six months ended June 30, 2001 to $8.9 million for the six months ended June 30, 2002. The Company's win percentage for table games increased 1.2 percentage points (7%) from 17.3% for the six months ended June 30, 2001 to 18.5% for the six months ended June 30, 2002. The increased win percentage and increased customer play resulting from the completion of the 1,000 additional rooms associated with the Hotel Expansion at the end of June, 2001 contributed 30% and 70%, respectively, to the table games revenue increase. Revenues from slots increased $3.5 million (17%) from $20.0 million for the six months ended June 30, 2001 to $23.5 million for the six months ended June 30, 2002. Management attributes the increased slot revenues to increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues decreased $.6 million from $.4 million for the six months ended June 30, 2001 to $(.2) million for the six months ended June 30, 2002. The Company experienced an unexpected sports book loss of $.6 million related to the 2002 National Football League Superbowl. Casino revenues represented 39% and 38% of total gross revenues for the six months ended June 30, 2002 and 2001, respectively.

Hotel revenues increased $6.0 million (46%) from $13.0 million for the six months ended June 30, 2001 to $19.0 million for the six months ended June 30, 2002. The average daily rate ("ADR") remained at $49 during the six months ended June 30, 2001 and 2002. However, room occupancy decreased 9.9 percentage points (10%) from 98.1% during the six months ended June 30, 2001 to 88.2% for the six months ended June 30, 2002. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. Management attributes the decrease in the occupancy percentage to uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Hotel revenues represented 23% and 18% of total gross revenues for the six months ended June 30, 2002 and 2001, respectively.

Food and beverage revenues increased $2.1 million (12%) from $17.5 million for the six months ended June 30, 2001 to $19.6 million for the six months ended June 30, 2002. Food and beverage revenues increased during the second quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Food and beverage revenues represented 24% of total gross revenues for the six months ended June 30, 2002 and 2001.

Tower, retail and other income decreased $1.8 million (13%) from $14.1 million for the six months ended June 30, 2001 to $12.3 million for the six months ended June 30, 2002. Tower revenues decreased $.3 million (4%) from $6.6 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002. Tower visitations (including Top of the World dining) decreased 132,321 (13%) from 980,620 for the six months ended June 30, 2001 to 848,299 for the six months ended June 30, 2002. Management expects revenues from the Tower to decrease as visitors who have previously visited the Tower chose to experience other Las Vegas attractions and entertainment options. Management is investigating options to increase Tower revenues including, but not limited to, new thrill rides added to the Tower. Entertainment revenues increased $.2 million (8%) from $2.4 million for the six months ended June 30, 2001 to $2.6 million for the six months ended June 30, 2002. Retail revenues decreased $2.0 million (57%) from $3.5 million during the six months ended June 30, 2001 to $1.5 million for the six months ended June 30, 2002. Management expects retail revenues to decrease as leases associated with the Retail Center have been, and will continue to be, negotiated at lower rent rates in order to maintain tenant occupancy. Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail revenues, as a result of this transaction, decreased $1.3 million (81%) from $1.6 million for the six months ended June 30, 2001 to $.3 million for the six months ended June 30, 2002. Other revenues increased $.2 million (12%) from $1.5 million during the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002. This increase can be attributed to income derived from ATM commissions and telephone revenue. Tower, retail and other revenues represented 15% and 19% of total gross revenues for the six months ended June 30, 2002 and 2001, respectively.

Promotional allowances increased $.9 million (14%) from $6.4 million for the six months ended June 30, 2001 to $7.3 million for the six months ended June 30, 2002. The increase in promotion allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentary to hosted players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

Management anticipates that all revenues may decrease during the third quarter, 2002 when compared to the third quarter, 2001 as a result of uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Management anticipates the fourth quarter, 2002 revenues may be improved when compared to the fourth quarter, 2001 because fourth quarter, 2001 was severely impacted by the September 11, 2001 terrorist attacks.

Costs and Expenses

Casino operating expenses increased $2.4 million (16%) from $14.9 million for the six months ended June 30, 2001 to $17.3 million for the six months ended June 30, 2002. The Company's slot lease, payroll and gaming tax expenses increased $.7 million, $.6 million and $.3 million, respectively, as a result of increased casino play. Beginning in April 2002, the Company has reduced the number of participation slot machines on the casino floor in order to reduce slot lease expense. The costs associated with providing casino guests additional room nights on a complimentary basis and non-cash promotional expenses increased $.7 million. Because of this increase, management is reevaluating the number and amount of complimentary room nights and promotional items being offered to lower-tiered casino and hotel guests.

Hotel operating expenses increased $2.1 million (39%) from $5.4 million for the six months ended June 30, 2001 to $7.5 million for the six months ended June 30, 2002. Payroll and supplies expenses increased $1.9 million and $.3 million, respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $.2 million.

Food and beverage costs have increased $1.4 million (11%) from $12.5 million for the six months ended June 30, 2001 to $13.9 million for the six months ended June 30, 2002. Cost of sales and payroll expenses increased $.6 million (10%) and $.9 million (10%), respectively. Management attributes this increase to increased guest volume brought about by the completion of the 1,000 rooms and new restaurants associated with the Hotel Expansion.

Other operating expenses decreased $1.1 million (16%) from $7.0 million for the six months ended June 30, 2001 to $5.9 million for the six months ended June 30, 2002. In July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail expenses, as a result of this transaction, decreased $1.4 million (100%) from $1.4 million for the six months ended June 30, 2001 to $-0- for the six months ended June 30, 2002. These retail expense savings will discontinue in the third quarter, 2002 indefinitely. Also, as a result of producing more shows in the Outdoor Events Center, entertainment fees have increased $.3 million (20%) from $1.4 million for the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002.

Depreciation and amortization expenses have increased $2.0 million (43%) from $4.6 million for the six months ended June 30, 2001 to $6.6 million for the six months ended June 30, 2002. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants and the depreciation of the Hotel Expansion completed in late June 2001.

Approximately 1,050 employees working in kitchen production, food service, slot service, bell service, housekeeping, and beverage service are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and the Culinary Workers Union Local 226 and the Bartenders Union Local 165 (the "Unions"). This agreement had been in effect since June 1, 1997 and expired on May 31, 2002. On June 10, 2002, Stratosphere Gaming Corporation and the Unions agreed to a tentative agreement, which was subsequently ratified by the majority of the membership. Stratosphere and the Unions are currently in the process of finalizing the language of the new agreement. The new agreement was retroactive to June 1, 2002 and will expire on May 31, 2007 and provides for an increase in benefits of $.685 per hour worked or paid during the first year. Future increases are $.60, $.65, $.65 and $.65 per hour worked or paid for the years beginning June 1, 2003, 2004, 2005, and 2006, respectively. In addition, work rules and productivity standards were agreed to with respect to guestroom attendants and their daily room quotas. At current staffing and work levels, this new agreement is expected to increase payroll and related expenses $1.0 million for the remainder of the 2002 fiscal year. Payroll and related expenses are anticipated to increase $1.5 million, $1.5 million, $1.6 million, $1.6 million and $.7 million for years 2003, 2004, 2005, 2006 and first half, 2007, respectively, as a result of this new agreement at current staffing and work levels.

Other Factors Impacting Earnings

Interest income decreased $.3 million (57%) from $.6 million for the six months ended June 30, 2001 to $.3 million during the six months ended June 30, 2002 due to lower interest rates from banking and financial institutions.

Interest expense increased $1.9 million (232%) from $.8 million for the six months ended June 30, 2001 to $2.7 million during the six months ended June 30, 2002. Interest from the Company's note associated with the purchase of the retail mall and interest expenses associated with the Capital Lease each decreased $.2 million. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $1.9 million during the six months ended June 30, 2002. Interest associated with this note was capitalized as part of the construction costs during the six months ended June 30, 2001. Amortization of debt issuance cost also increased interest expense by $.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Debt

On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the Hotel Expansion. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty
(20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at June 30, 2002 was 4.92%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. A twenty-four (24) month extension of the loan term may be obtained by the Company upon payment of an additional $730,000. On July 3, 2002, the Company paid the additional $730,000 to obtain this twenty-four (24) month extension.

On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at June 30, 2002 was 5.42%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. A twelve (12) month extension of the loan term may be obtained by the Company upon the payment of an additional $125,000. On July 3, 2002, the Company paid the additional $125,000 to obtain this twelve (12) month extension.

On May 28, 1999, the Company entered into a $10.0 million capital lease ("New Capital Lease Obligation") in which certain existing gaming and other equipment was financed over a thirty-six month period. Interest was calculated based on the LIBOR rate for each period plus 2.5%. On May 23, 2002, the Company paid the final installment, which included a $2.0 million balloon payment, to complete the terms of the lease.

Cash Flow, Working Capital and Capital Expenditures

The Company had unrestricted cash balances of $31.4 million as of June 30, 2002. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the six months ended June 30, 2002, the Company generated $11.4 million in cash flows from operating activities. These funds were used to pay $2.1 million on notes to related parties, $3.1 million for payments on the capital lease $2.4 million for property, equipment and construction costs and $.8 million to fund restricted investments.

As of June 30, 2002, the Company had approximately $1.9 million accrued for unsecured disputed claims related to the Restated Second Amended Plan. The $1.9 million estimated accrual for unsecured disputed claims is included in other accrued expenses on the accompanying June, 2002 Condensed Consolidated Balance Sheet. Additional payments required, if any, will be made from restricted cash and/or investment balances.

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

ITEM 3. QUANTIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's debt obligations are subject to interest rate risk. The interest rates under these obligations are based on LIBOR plus applicable margins. As interest rates fluctuate, the Company will experience changes in interest expense. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, if interest rates increased 100 basis points, interest expense on the Company's debt obligations at June 30, 2002 would increase $.8 million during the next 12 months.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. Trial was conducted on June 20 and June 21, 2002 and the matter is currently under submission. The Company expects a decision within 90 days. At December 31, 2001 and March 31, 2002, the Company classified preferential transfers of $2.3 million as an Other Receivable on the Consolidated Balance Sheet.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company has appealed the injunction based on its belief that the plaintiffs lack standing. The Company had already commenced these renovations prior to the Court's Order and completed these renovations in June, 2002. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company opposed the motion on the basis the fees sought were excessive. The court agreed and awarded the plaintiffs $8,304.67 in fees and costs. The plaintiffs have appealed that award.

Tiffiny Decorating Company ("Tiffiny"), a subcontractor to Great Western Drywall ("Great Western"), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (Stratosphere Corporation, Stratosphere Development, LLC and American Real Estate Holdings Limited Partnership are herein collectively referred to as the "Stratosphere Parties"), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny

The initial complaint brought by Tiffiny asserts that Tiffiny performed certain services on construction at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Stratosphere Parties, and the other defendants, which the Stratosphere Parties contend have been paid to Great Western for payment to Tiffiny.

Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. This amount has been segregated in a separate interest bearing account and is classified in Accounts Payable - Construction on the Consolidated Balance Sheet.

The Early Case Conference in the Tiffiny case has already been concluded and initial documents and witnesses have been exchanged which has been the discovery to date, however, it is not possible to give an opinion as to probable outcome of the action. The case will proceed with discovery from this point forward until such time as a resolution is reached or the matter is brought to trial. The matter has been preliminarily set for trial on April 14, 2003. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

           99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

           99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)      Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STRATOSPHERE CORPORATION
                                            Registrant

Date:    August 14, 2002                    By: /s/ Carl C. Icahn
                                                 Name: Carl C. Icahn
                                                 Title:  President

                                                 By:     /s/ William F. Bischoff
                                                 Name: William F. Bischoff
                                                 Title:  Chief Financial Officer

                                  EXHIBIT INDEX
                            STRATOSPHERE CORPORATION

Exhibit
Number

(a)      Exhibits

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 2002.

Exhibit 99.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Carl C. Icahn, President of Stratosphere Corporation (the "Registrant"), certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, based upon a review of Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


  By:     /s/ Carl C. Icahn
  Name:   Carl C. Icahn
  Title:  President
  Date:   August 14, 2002

Exhibit 99.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, William F. Bischoff, Chief Financial Officer of Stratosphere Corporation (the "Registrant"), certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, based upon a review of Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(3)      The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934, as amended; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


   By:     /s/ William F. Bischoff
   Name:   William F. Bischoff
   Title:  Chief Financial Officer
   Date:   August 14, 2002