Form 10-K/A
period 2001-12-31
STRATOSPHERE CORP
filed 2002-10-10
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3
(MARK ONE)

[X}           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

      In June 2000, the Company and two entities owned and controlled by Mr. Carl C. Icahn, Arizona Charlie's, Inc. ("Arizona Charlie's") and Fresca LLC d.b.a. Arizona Charlie's East ("Fresca"), formed Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to the aforementioned properties. Development was formed as a series Limited Liability Company under Delaware law with one or more series of members and/or limited liability company interests having separate rights, powers or duties with respect to specified property or obligations of the limited liability company or profits and losses associated with specified property or obligations. Development established three series of interests, each of which has a single member. The Stratosphere Series, to which Stratosphere is a member; the Arizona Charlie's Series, to which Arizona Charlie's is a member; and the Fresca Series, to which Fresca is a member. Each member associated with a series as it relates to such series has full, exclusive and complete discretion to manage and control the business and affairs of Development as it relates to such series, to make all decisions affecting the business and affairs of Development as it relates to such series and to take all such actions as it deems necessary, appropriate or convenient to or for the furtherance of purposes of Development as it relates to such series. Each member associated with a series is an agent of Development's business and the actions of the member taken in such capacity and in accordance with the operating agreement shall bind Development with respect to the series to which such member is associated. Because of this structure, there is no voting provision in the operating agreement. Each of the interests relate to specified assets, properties and obligations of the limited liability company and only to such assets, obligations and properties. The debts, liabilities and obligations incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable against the assets of such series only, and not against the assets of the limited liability company generally or any other series hereof. However, no member shall not be individually liable under a judgment, decree or order of a court, or any other manner, for a debt, obligation or liability of the Company or of any Series except as provided by law or in an agreement signed by such Member. Development's financial results that pertain to the Stratosphere Interests are included in the accompanying consolidated financial statements. The table below represents the combined financial statements of Stratosphere Development as of December 31, 2001:

                                      STRATOSPHERE         ARIZONA
                                      CORPORATION       CHARLIE'S, INC.        FRESCA LLC      COMBINED
                                      -----------       ---------------        ----------      --------
BALANCE SHEET DATA
(In thousands)

ASSETS:
 Cash and cash equivalents               $263                $ 50                $185           $498
 Related party receivable                 -0-                 -0-                 366            366
                                      -----------       ---------------        ----------      --------
Total Assets                             $263                $ 50                $551           $864
                                      ===========       ===============        ==========      ========

LIABILITIES AND EQUITY:
 Accounts payable-construction           $-0-                $-0-                $501           $501
 Related party payable                     13                 -0-                 -0-             13
 Retained earnings                        250                  50                  50            350
                                      -----------       ---------------        ----------      --------
Total Liabilities and Equity             $263                $ 50                $551           $864
                                      ===========       ===============        ==========      ========

STATEMENT OF OPERATIONS DATA

REVENUES:
 Net revenues                            $161                $ 12                $ 50           $223
                                      -----------       ---------------        ----------      --------
 Net income (loss)                       $161                $ 12                $ 50           $223
                                      ===========       ===============        ==========      ========

      The table below represents the combined financial statements of Stratosphere Development as of December 31, 2000:

                                         STRATOSPHERE         ARIZONA
                                         CORPORATION       CHARLIE'S, INC.      FRESCA LLC       COMBINED
                                         -----------       ---------------      ----------       --------
BALANCE SHEET DATA
(In thousands)

ASSETS:
 Cash and cash equivalents                 $  696             $   25             $  -0-          $  721
 Related party receivable                   4,943                201                -0-           5,144
                                         -----------       ---------------      ----------       --------
Total Assets                               $5,639             $  226             $  -0-          $5,865
                                         ===========       ===============      ==========       ========

LIABILITIES AND EQUITY:
 Accounts payable-construction             $5,550             $  188             $  -0-          $5,738
 Related party payable                        -0-                -0-                -0-             -0-
 Retained earnings                             89                 38                -0-             127
                                         -----------       ---------------      ----------       --------
Total Liabilities and Equity               $5,639             $  226             $  -0-          $5,865
                                         ===========       ===============      ==========       ========

STATEMENT OF OPERATIONS DATA

REVENUES:
 Net revenues                              $   89             $   38             $  -0-          $  127
                                         -----------       ---------------      ----------       --------
 Net income (loss)                         $   89             $   38             $  -0-          $  127
                                         ===========       ===============      ==========       ========

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

      Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14-1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14-1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims would be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that would ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million).

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

                                   2001                       2000
                            High            Low        High            Low
                            ----            ---        ----            ---
First quarter             44              40             47             21
Second quarter            43 1/2          40             47             21
Third quarter             44              36             43             31
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



                                                     Successor  Company                            Predecessor Company
                                         -------------------------------------------------------------------------------------------
                                                           Fiscal         Fiscal       September 28,     December 29,      Fiscal
                                          Year Ended     Year Ended     Year Ended     1998 through      1997 through    Year Ended
                                         December 31,   December 31,   December 26,    December 27,     September 27,   December 28,
Statement of Operations Data                 2001           2000           1999            1998             1998            1997
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except  per share data)
Net revenues                             $ 141,974      $ 131,832      $ 122,553       $  30,443        $  98,796       $ 136,836

Costs and expenses                         137,416        124,457        119,361          30,493           93,212         134,031
                                         -----------------------------------------------------------------------------------------
Income (loss) from operations                4,558          7,375          3,192             (50)           5,584           2,805

  Income taxes, interest and other
      expense                                3,733          2,547            972             134            2,022          22,120
                                         -----------------------------------------------------------------------------------------

Income (loss) before extraordinary
   item                                        825          4,828          2,220            (184)           3,562         (19,315)
                                         -----------------------------------------------------------------------------------------
Extraordinary item - gain
on pre-petition debt discharge                  --             --             --              --          153,437(a)           --
                                         -----------------------------------------------------------------------------------------
Net  income (loss)                       $     825      $   4,828      $   2,220       $    (184)       $ 156,999       $ (19,315)
                                         =========================================================================================
Basic income (loss) per common
   share:
   Before extraordinary item             $    0.41      $    2.38      $    1.09       $   (0.09)              *        $   (0.33)

   Extraordinary item                           --             --             --              --               *              --
                                         -----------------------------------------------------------------------------------------

Net income (loss) per share              $    0.41      $    2.38      $    1.09       $   (0.09)              *        $   (0.33)
                                         =========================================================================================

Weighted average common shares
   outstanding                               2,030          2,030          2,030           2,030               *           58,393
                                         =========================================================================================

* Earnings per share is not presented for the nine months ended September 27, 1998 because such presentation would not be meaningful. The Old Common Stock was canceled and the New Common Stock was issued pursuant to the Restated Second Amended Plan.

(a) Represents gain on the discharge of pre-petition debt pursuant to the Restated Second Amended Plan becoming effective.




                                                 Successor Company                              Predecessor Company
                                  -------------------------------------------------------------------------------------------
                                  December 31,    December 31,   December 26,    December 27,   September 27,    December 28,
Balance Sheet Data                  2001            2000            1999            1998            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Total Assets                      $249,975        $210,376        $157,488        $155,546        $165,109        $155,976
Capital lease obligations            3,111           5,778           8,445           8,979          11,150               -(b)
  Notes Payable                   $ 84,804        $ 39,750        $     87        $    242        $    288        $    444(b)
                                  ===========================================================================================


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

        Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14-1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14-1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims would be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998, consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that would ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million).

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

ITEM 8. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


            Report of Independent Auditors - December 31, 2001 and 2000.........................................     28

            Report of Independent Public Accountants - December 26, 1999........................................     29

            Consolidated Balance Sheets at December 31, 2001 and 2000...........................................     30

            Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal years
            ended December 31, 2000 and December 26, 1999........................................................    31

            Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and
            fiscal years ended December 31, 2000 and December 26, 1999...........................................    32

            Consolidated Statements of Cash Flows for the year ended December 31, 2001 and fiscal years
            ended December 31, 2000 and December 26, 1999.........................................................   33

            Notes to Consolidated Financial Statements............................................................   34

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


ARTHUR ANDERSEN LLP


Las Vegas, Nevada
February 11, 2000

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



(In thousands, except share data)                                                   2001         2000
-------------------------------------------                                       --------    --------
ASSETS
Current Assets:
       Cash and cash equivalents                                                  $ 28,622    $ 23,441
       Cash and cash equivalents-restricted                                          1,926       1,926
       Marketable securities                                                         4,200       4,459
       Investments-restricted                                                          827         988
       Accounts receivable, net                                                      3,416       2,592
       Related party receivable                                                        608          73
       Other current assets                                                          4,348       5,191
                                                                                  --------    --------
Total Current Assets                                                                43,947      38,670
                                                                                  --------    --------
Property and Equipment, Net                                                        200,938     166,619
                                                                                  --------    --------
Other Assets:
       Debt issuance and deferred financing costs-net                                  474         137
       Lessee incentive                                                              1,616       1,950
       Other receivable                                                              3,000       3,000
                                                                                  --------    --------
Total Other Assets                                                                   5,090       5,087
                                                                                  --------    --------
TOTAL ASSETS                                                                      $249,975    $210,376
                                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                     $  1,968    $  1,599
       Accounts payable-construction                                                 1,598       6,943
       Current portion of capital lease obligations                                  3,111       2,667
       Current portion of notes payable to related party                             4,276         713
       Accrued payroll and related expenses                                          5,258       4,912
       Other accrued expenses                                                       13,478      12,744
                                                                                  --------    --------
Total Current Liabilities                                                           29,689      29,578
                                                                                  --------    --------
Long-Term Liabilities:
       Accrued lessee incentive                                                      1,605       1,950
       Capital lease obligations-less current portion                                   --       3,111
       Notes payable to related party-less current portion                          80,528      39,037
                                                                                  --------    --------
Total Long-Term Liabilities                                                         82,133      44,098
                                                                                  --------    --------
TOTAL LIABILITIES                                                                  111,822      73,676
                                                                                  --------    --------

Commitments and Contingencies (Notes 13 and 14)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000; no shares issued          --          --
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                             20          20
       Additional paid-in-capital                                                  130,444     129,816
       Retained earnings                                                             7,689       6,864
                                                                                  --------    --------
Total Shareholders' Equity                                                         138,153     136,700
                                                                                  --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $249,975    $210,376
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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED
                    DECEMBER 31, 2000 AND DECEMBER 26, 1999


                                                                                        FISCAL YEAR            FISCAL YEAR
                                                                 YEAR ENDED                ENDED                 ENDED
                                                                 DECEMBER 31,           DECEMBER 31,           DECEMBER 26,
(In thousands, except per share data)                              2001                     2000                    1999
-------------------------------------                            ---------               ---------               ---------
REVENUES:
        Casino                                                   $  61,531               $  52,174               $  47,817
        Hotel                                                       32,041                  26,168                  24,640
        Food and beverage                                           36,476                  36,157                  33,230
        Tower, retail and other income                              26,487                  28,612                  26,893
                                                                 ---------               ---------               ---------
Gross Revenues                                                     156,535                 143,111                 132,580
        Less:  Promotional allowances                               14,561                  11,279                  10,027
                                                                 ---------               ---------               ---------
NET REVENUES                                                       141,974                 131,832                 122,553
                                                                 ---------               ---------               ---------

COSTS AND EXPENSES:
        Casino                                                      32,986                  29,459                  27,737
        Hotel                                                       12,755                  10,644                  10,416
        Food and beverage                                           26,580                  25,920                  24,872
        Other operating expenses                                    12,830                  13,291                  11,580
        Depreciation and amortization                               11,257                   8,582                   8,337
        Selling, general and administrative                         41,008                  36,561                  36,419
                                                                 ---------               ---------               ---------
           Total Costs and Expenses                                137,416                 124,457                 119,361
                                                                 ---------               ---------               ---------

INCOME FROM OPERATIONS                                               4,558                   7,375                   3,192
                                                                 ---------               ---------               ---------

OTHER INCOME (EXPENSE):
        Interest income                                                943                   1,047                     741
        Interest expense                                            (4,159)                 (1,057)                   (867)
        Loss on sale of assets                                          (4)                     (4)                    (71)
                                                                 ---------               ---------               ---------
           Total Other Expense, net                                 (3,220)                    (14)                   (197)
                                                                 ---------               ---------               ---------

INCOME BEFORE INCOME TAXES                                           1,338                   7,361                   2,995

PROVISION FOR INCOME TAXES                                             513                   2,533                     775
                                                                 ---------               ---------               ---------

NET INCOME                                                       $     825               $   4,828               $   2,220
                                                                 =========               =========               =========

BASIC AND DILUTED INCOME PER COMMON SHARE                        $    0.41               $    2.38               $    1.09
                                                                 =========               =========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           2,030                   2,030                   2,030
                                                                 =========               =========               =========



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

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999




                                                                                                  Retained
                                                                                Additional        Earnings         Total
                                                                  Common         Paid-in        (Accumulated     Shareholders'
(In thousands)                                                     Stock         Capital          Deficit)         Equity
-----------------------------------------                        --------        --------        --------         --------
Balances at December 27, 1998                                    $     20        $127,058        $   (184)        $126,894
Net income                                                             --              --           2,220            2,220
                                                                 --------        --------        --------         --------

Balances at December 26, 1999                                          20         127,058           2,036          129,114
Change in deferred tax asset valuation allowance related
   to book-tax differences existing at time of bankruptcy              --           2,758              --            2,758
Net income                                                             --              --           4,828            4,828
                                                                 --------        --------        --------         --------

Balances at December 31, 2000                                          20         129,816           6,864          136,700
Change in deferred tax asset valuation allowance related
   to book-tax differences existing at time of bankruptcy              --             628              --              628
Net income                                                             --              --             825              825
                                                                 --------        --------        --------         --------

Balances at December 31, 2001                                    $     20        $130,444        $  7,689         $138,153
                                                                 ========        ========        ========         ========


                 See notes to consolidated financial statements.

                   STRATOSPHERE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEARS ENDED
                    DECEMBER 31, 2000 AND DECEMBER 26, 1999



CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS


                                                                                                     FISCAL YEAR       FISCAL YEAR
                                                                                     YEAR ENDED         ENDED             ENDED
                                                                                    DECEMBER 31,     DECEMBER 31,      DECEMBER 26,
(In thousands)                                                                          2001             2000              1999
---------------------------------------------------------                            --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                   $    825         $  4,828         $  2,220
        Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
                Depreciation and amortization                                          11,811            8,679            8,559
                Provision (recoveries) for doubtful accounts                              (28)             137             (240)
                Loss on sale or disposal of assets                                          4                4               71
                Changes in operating assets and liabilities:
                     Accounts and other receivable                                       (795)          (1,315)           1,444
                     Other current assets                                                 843               93              142
                     Accounts payable-trade                                               369              396             (204)
                     Accrued expenses                                                   1,363            1,775            1,033
                                                                                     --------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              14,392           14,597           13,025
                                                                                     --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in cash and cash equivalents-restricted                                   --               --              292
        Purchase of marketable securities                                              (2,200)          (1,000)          (4,459)
        Proceeds from the sale of marketable securities                                 2,459               --            1,000
        Decrease in investments-restricted                                                161            1,290            1,013
        Payments for property and equipment                                           (49,985)         (16,790)          (6,596)
        Payments for construction in progress                                            (646)         (28,135)              --
        Increase in related party receivable                                             (536)             (73)              --
        Cash proceeds from sale of property and equipment                                  40              124              551
                                                                                     --------         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                 (50,707)         (44,584)          (8,199)
                                                                                     --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments to creditors pursuant to plan of reorganization                           --               --              (67)
        Payments on long-term debt                                                         --              (77)            (155)
        Proceeds from related party notes payable                                      45,750           41,750               --
        Payments of related party notes payable                                          (696)          (2,000)              --
        Final payments on capital lease obligations - original                             --               --           (8,979)
        Payments on capital lease obligations - new                                    (2,667)          (2,667)          (1,556)
        Proceeds from capital lease obligations                                            --               --           10,000
        Increase in debt issuance and deferred financing costs                           (891)              --             (272)
                                                                                     --------         --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    41,496           37,006           (1,029)
                                                                                     --------         --------         --------

Net increase in cash and cash equivalents                                               5,181            7,019            3,797
Cash and cash equivalents - beginning of period                                        23,441           16,422           12,624
                                                                                     --------         --------         --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $ 28,622         $ 23,441         $ 16,422
                                                                                     ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest-net of capitalized interest of $1.9 million, $.5 million and
             $-0- for the year ended December 31, 2001 and fiscal years ended
             December 31, 2000 and December 26, 1999, respectively                   $  3,245         $    656         $    750
        Income taxes                                                                 $     --         $    509         $    400

Non-Cash Investing and Financing Activities:
        Change in deferred tax asset valuation allowance related
             to book-tax differences existing at time of bankruptcy                  $    628         $  2,758         $     --
        Decrease in land and building from donation of Bob Stupak Center             $     --         $     --         $   (350)



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

                                             FISCAL        FISCAL
                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                            DECEMBER 31,  DECEMBER 31,  DECEMBER 26,
                                2001          2000          1999
                            ------------  ------------  ------------
Food and Beverage           $   4,140     $   4,245     $   4,075
Rooms                           2,146         1,636         1,456
Other                              53            48            85
                            ---------     ---------     ---------
                            $   6,339     $   5,929     $   5,616
                            =========     =========     =========

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

      Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements...........................36-39 years
Furniture, fixtures and equipment.....................3-15 years
Land improvements.......................................15 years

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

      Pursuant to the Restated Second Amended Plan becoming effective on October 14, 1998, the Company canceled all prior equity interests (including the 58.4 million outstanding shares of Common Stock, options and warrants) and exchanged 2,030,000 shares of New Common Stock for the secured portion of the 14-1/4% First Mortgage Notes (estimated at $120.6 million). Approximately 89.6% of the New Common Stock was issued to Carl C. Icahn related entities. The remaining portion of the 14-1/4% First Mortgage Notes claim (approximately $104 million), the balance of the note due Grand Casinos, Inc. (approximately $52.4 million) and all other general unsecured claims would be discharged in exchange of a cash payment of $6.0 million. Certain priority claims (estimated at $.9 million) were paid in full. The discharge and settlement of these claims resulted in a gain of $153.4 million, which was reflected as an extraordinary item on the September 27, 1998 consolidated statements of operations. The amount of the gain was based on the Company's estimate of the amount of claims that would ultimately be allowable by the Bankruptcy Court, and was based on the total of actual claims filed. In the event additional unsecured claims are allowed by the Bankruptcy Court, it will not increase the Company's cash required for full debt discharge. A portion of the $6.9 million to be distributed has been reserved for potential future settlement of unsecured claim disputes (approximately $1.9 million).

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
                                                  ========      ========

      The future aggregate annual maturities of notes payable to related party at December 31, 2001 are as follows (in thousands):

Years ending December 31,
-------------------------
         2002                          $ 4,276
         2003                           15,422
         2004                           65,106
                                       -------
        Total                          $84,804
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

(8) LEASES, INCOME AND CAPITAL LEASE OBLIGATIONS

      In connection with the purchase of the Master Lease from Strato-Retail, the Company assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease income required under these leases for years subsequent to December 31, 2001 is as follows (in thousands):

Years ending December 31,
-------------------------
       2002                            $ 1,723
       2003                              1,650
       2004                              1,528
       2005                              1,415
       2006                                773
    Thereafter                           1,246
                                       -------
                                       $ 8,335
                                       =======

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

(9) SHAREHOLDERS' EQUITY

      Pursuant to the Restated Second Amended Plan becoming effective, all equity interests issued prior to October 14, 1998, were canceled including the Old Common Stock, options and warrants. New Common Stock of 2,030,000 shares, representing 100% of the Company's equity, was issued to the holders of the Company's 14-1/4% First Mortgage Notes (see Note 2).

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

(10) INCOME TAXES

      The income tax provision attributable to income from operations for the fiscal years ended December 31, 2001, December 31, 2000 and December 26, 1999, differed from the amounts computed by applying the federal income tax rate of 35% as a result of the following (in thousands):

                                  FISCAL           FISCAL
                YEAR ENDED      YEAR ENDED       YEAR ENDED
               DECEMBER  31,   DECEMBER 31,     DECEMBER 26,
                    2001            2000            1999
               -------------   ------------     ------------
Current           $   --          $  358          $  775
Deferred             513           2,175              --
                  ------          ------          ------
                  $  513          $2,533          $  775
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

      The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

                                                                FISCAL          FISCAL
                                                YEAR ENDED     YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,   DECEMBER 26,    DECEMBER 26,
                                                   2001           2000           1999
                                               ------------   ------------    ------------
Federal statutory rate                             35.0%          35.0%          35.0%
Permanent differences                               3.4%            .8%           2.0%
Decrease in federal income tax credits            (10.1)%        (2.2)%            --
Increase (decrease) in deferred tax asset
  valuation allowance                              10.0%            .8%         (11.0)%
                                                  -----          -----          -----
                                                   38.3%          34.4%          26.0%
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

DEBT ISSUANCE COSTS

      Prior to the Effective Date, the Company had recorded a deferred tax asset for debt issuance costs that was being amortized for tax purposes over the term of the 14-1/4% First Mortgage Notes. On the Effective Date, the deferred tax asset for debt issuance costs in the amount of $2,628,007 (tax effected) was eliminated when the 14-1/4% First Mortgage Notes were exchanged for the New Common Stock.

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


                                  MARCH 31,   JUNE 30,   SEPTEMBER    DECEMBER
                                   2001         2001      31, 2001    31, 2001
                                   ----         ----      --------    --------

Net revenues                     $ 32,853    $ 33,083     $ 39,484   $ 36,553
Net income (loss)                   1,390         237           29       (831)
Basic and diluted income (loss)
 per common share                $   0.68    $   0.12     $   0.01   $  (0.41)


                                MARCH 26,    JUNE 25,    SEPTEMBER    DECEMBER
                                  2000         2000       24, 2000    31, 2000
                                  ----         ----       --------    --------

Net revenues                     $33,897     $31,896       $31,360    $34,679
Net income                         1,617       1,166           678      1,366
Basic and diluted income
 per common share                $  0.80     $  0.57       $  0.33    $  0.67


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

                           SUMMARY COMPENSATION TABLE


                                                                        ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION                                YEAR               SALARY               BONUS
---------------------------                                ----               ------               -----
Carl C. Icahn                                              2001                    --                 --
  President                                                2000                    --                 --
                                                           1999                    --                 --

Daniel A. Cassella (a)                                     2001                    --                 --
  Chief Executive Officer                                  2000               196,520                 --
                                                           1999               500,000                 --

Andrew Blumen (b)                                          2001                    --                 --
  General Counsel                                          2000                    --                 --
                                                           1999                67,920                 --

Thomas A. Lettero (c)                                      2001                    --                 --
  Executive Vice President/Chief Financial                 2000               122,805                 --
  Officer, Treasurer and Secretary                         1999               302,553                 --

Thomas Willer (d)                                          2001                    --                 --
  Vice President Marketing                                 2000               116,058                 --
                                                           1999               180,000                 --

William F. Bischoff                                        2001               201,956                 --
  Senior Vice President/Chief Financial                    2000               142,907             18,700
  Officer, Treasurer and Secretary                         1999                    --                 --

Richard P. Brown (significant employee)                    2001               202,771                 --
  Chief Operating Officer                                  2000               151,220             95,000
                                                           1999                    --                 --

Bobby Ray Harris (significant employee)                    2001               157,200                 --
  Senior Vice President of Operations                      2000               132,346             26,200
                                                           1999                99,486                 --

Siegfried G. Pumberger (significant employee)              2001               134,957                 --
  Vice President of Food and Beverage                      2000                88,963             26,200
                                                           1999                    --                 --

Michael G. Turngren (e) (significant employee)             2001                    --                 --
  Vice President of Casino Operations                      2000               120,630                 --
                                                           1999               125,000                 --

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     Consolidated Financial Statements:

   Included in Part II:

          Report of Independent Auditors - December 31, 2001 and 2000 ........................................       28

          Report of Independent Public Accountants - December 26, 1999 .......................................       29

          Consolidated Balance Sheets at December 31, 2001 and 2000 ..........................................       30

          Consolidated Statements of Operations for the year ended December 31, 2001 and fiscal years ended
          December 31, 2000 and December 26, 1999 ............................................................       31

          Consolidated Statements of Shareholders Equity for the year ended December 31, 2001 and fiscal years
          ended December 31, 2000 and December 26, 1999 ......................................................       32

          Consolidated Statements of Cash Flows for the year ended December 31, 2001 and fiscal years ended
          December 31, 2000 and December 26, 1999 ............................................................       33

          Notes to Consolidated Financial Statements .........................................................       34

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

10(26)     Exhibit M to Participation Agreement Form of Opinion of Counsel to Parent and Lessee.(g)

10(27)     Executive Employment Agreement dated effective as of March 20, 2000 by and between Richard Brown and Stratosphere
           Corporation.(h)

10(28)     Sale of Tower Shops from Strato-Retail, LLC to Stratosphere Corporation dated September 30, 2000.(i)

10(29)     Operating Agreement of Stratosphere Development, LLC.

21         Subsidiaries.(f)

99.1       CEO Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       CFO Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

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

                                       STRATOSPHERE CORPORATION
                                       Registrant

Date:   October 9, 2002                By:       /s/ Richard Brown
                                       -----------------------------------------
                                       Name:   Richard Brown
                                               ---------------------------------
                                       Title:  President
                                               ---------------------------------

                                       By:       /s/ Denise Barton
                                       -----------------------------------------
                                       Name:   Denise Barton
                                               ---------------------------------
                                       Title:  Chief Financial Officer
                                               ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                     Name                                             Title
                     ----                                             -----

/c/ Carl C. Icahn                                             Chairman of the Board
--------------------------------------------
Carl C. Icahn

/s/ John P. Saldarelli                                        Director
--------------------------------------------
John P. Saldarelli

/s/ Robert J. Mitchell                                        Director
--------------------------------------------
Robert J. Mitchell

/s/ Martin Hirsch                                             Director
--------------------------------------------
Martin Hirsch

/s/ Jerome M. Becker                                          Director
--------------------------------------------
Jerome M. Becker

/s/ Denise Barton                                             Chief Financial Officer, Treasurer and Secretary
--------------------------------------------
Denise Barton

                                 CERTIFICATIONS

I, Richard Brown, certify that:

1. I have reviewed this annual report of Stratosphere Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: October 9, 2002




/s/ Richard Brown
--------------------------------
Richard Brown
Chief Executive Officer


I, Denise Barton, certify that:

1. I have reviewed this annual report of Stratosphere Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: October 9, 2002




/s/ Denise Barton
--------------------------------
Denise Barton
Chief Financial Officer