Form 10-Q
period 2002-09-30
STRATOSPHERE CORP
filed 2002-11-14
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 (702) 383-5242
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

INDICATE THE NUMBER OF SHARES OUTSTANDING FOR EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 2,030,000 AS OF SEPTEMBER 30, 2002.

                            STRATOSPHERE CORPORATION
                                    FORM 10-Q

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND
DECEMBER 31, 2001                                                                                  3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001                                                                  4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001                                                                        5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001                                                                        6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                             7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                  10-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                17

ITEM 4.  CONTROLS AND PROCEDURES                                                                17-18

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                      18-19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       19-25

CONDENSED CONSOLIDATED
BALANCE SHEETS                        STRATOSPHERE CORPORATION AND SUBSIDIARIES


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2002              2001
                                                                              -------------     ------------
(In thousands, except share data)                                              (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                                                $  34,542         $  28,622
       Cash and cash equivalents-restricted                                         1,926             1,926
       Marketable securities                                                        4,200             4,200
       Investments-restricted                                                       1,627               827
       Accounts receivable, net                                                     3,677             3,416
       Related party receivables                                                      581               608
       Other current assets                                                         4,481             4,348
                                                                                ---------         ---------
Total Current Assets                                                               51,034            43,947
                                                                                ---------         ---------
Property and Equipment, Net                                                       194,771           200,938
                                                                                ---------         ---------
Other Assets:
       Debt issuance and deferred financing costs, net                                733               474
       Lessee incentive                                                             1,365             1,616
       Other receivable                                                             2,300             3,000
                                                                                ---------         ---------
Total Other Assets                                                                  4,398             5,090
                                                                                ---------         ---------
TOTAL ASSETS                                                                    $ 250,203         $ 249,975
                                                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable-trade                                                   $   1,137         $   1,968
       Accounts payable-construction                                                1,338             1,598
       Current portion of capital lease obligation                                     --             3,111
       Current portion of notes payable to related party                           15,577             4,276
       Accrued payroll and related expenses                                         7,342             5,258
       Other accrued expenses                                                      16,023            13,478
                                                                                ---------         ---------
Total Current Liabilities                                                          41,417            29,689
                                                                                ---------         ---------
Long-Term Liabilities:
       Accrued lessee incentive                                                     1,333             1,605
       Notes payable to related party-less current portion                         66,019            80,528
                                                                                ---------         ---------
Total Long-Term Liabilities                                                        67,352            82,133
                                                                                ---------         ---------
TOTAL LIABILITIES                                                                 108,769           111,822
                                                                                ---------         ---------

Commitments and Contingencies (Notes 3 and 4)

Shareholders' Equity:
       Preferred stock, $.01 par value; authorized 3,000,000 shares;
           no shares issued                                                            --                --
       Common stock, $.01 par value; authorized 10,000,000 shares;
           issued and outstanding 2,030,000                                            20                20
       Additional paid-in-capital                                                 130,444           130,444
       Retained earnings                                                           10,970             7,689
                                                                                ---------         ---------
Total Shareholders' Equity                                                        141,434           138,153
                                                                                ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 250,203         $ 249,975
                                                                                =========         =========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)  STRATOSPHERE CORPORATION AND SUBSIDIARIES


THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                                   2002              2001
----------------------------------------------                                 --------          --------
(In thousands, except per share data)

REVENUES:
        Casino                                                                 $ 17,732          $ 16,965
        Hotel                                                                     9,365             9,551
        Food and beverage                                                        10,092             9,838
        Tower, retail and other income                                            7,461             6,899
                                                                               --------          --------
Gross Revenues                                                                   44,650            43,253
        Less promotional allowances                                               3,504             3,769
                                                                               --------          --------
NET REVENUES                                                                     41,146            39,484
                                                                               --------          --------

COSTS AND EXPENSES:
        Casino                                                                    9,177             9,075
        Hotel                                                                     4,428             4,007
        Food and beverage                                                         7,220             7,427
        Other operating expenses                                                  3,269             3,297
        Depreciation and amortization                                             3,330             2,349
        Selling, general and administrative                                      10,737            11,891
                                                                               --------          --------
                      Total Costs and Expenses                                   38,161            38,046
                                                                               --------          --------

INCOME FROM OPERATIONS                                                            2,985             1,438
                                                                               --------          --------

OTHER INCOME (EXPENSE):
        Interest income                                                              92               234
        Interest expense                                                         (1,149)           (1,648)
        Gain (Loss) on sale of assets                                                --                20
                                                                               --------          --------
                      Total Other Income (Expense), net                          (1,057)           (1,394)
                                                                               --------          --------

INCOME BEFORE INCOME TAXES                                                        1,928                44
                                                                               --------          --------

Provision for Income Taxes                                                          680                15
                                                                               --------          --------

NET INCOME                                                                     $  1,248          $     29
                                                                               ========          ========

BASIC AND DILUTED INCOME PER COMMON SHARE                                      $   0.61          $   0.01
                                                                               ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        2,030             2,030
                                                                               ========          ========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)  STRATOSPHERE CORPORATION AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                             2002               2001
---------------------------------------------                          ---------          ---------
(In thousands, except per share data)

REVENUES:
        Casino                                                         $  50,130          $  44,641
        Hotel                                                             28,320             22,555
        Food and beverage                                                 29,721             27,387
        Tower, retail and other income                                    19,754             20,964
                                                                       ---------          ---------
Gross Revenues                                                           127,925            115,547
        Less promotional allowances                                       10,778             10,126
                                                                       ---------          ---------
NET REVENUES                                                             117,147            105,421
                                                                       ---------          ---------

COSTS AND EXPENSES:
        Casino                                                            26,433             23,969
        Hotel                                                             11,941              9,408
        Food and beverage                                                 21,145             19,949
        Other operating expenses                                           9,105             10,279
        Depreciation and amortization                                      9,966              7,001
        Selling, general and administrative                               29,951             30,622
                                                                       ---------          ---------
                       Total Costs and Expenses                          108,541            101,228
                                                                       ---------          ---------

INCOME FROM OPERATIONS                                                     8,606              4,193
                                                                       ---------          ---------

OTHER INCOME (EXPENSE):
        Interest income                                                      339                808
        Interest expense                                                  (3,888)            (2,474)
        Gain (Loss) on sale of assets                                         (1)                20
                                                                       ---------          ---------
                       Total Other Expense, net                           (3,550)            (1,646)
                                                                       ---------          ---------

INCOME BEFORE INCOME TAXES                                                 5,056              2,547
                                                                       ---------          ---------

Provision for Income Taxes                                                 1,775                891
                                                                       ---------          ---------

NET INCOME                                                             $   3,281          $   1,656
                                                                       =========          =========

BASIC AND DILUTED INCOME PER COMMON SHARE                              $    1.62          $    0.82
                                                                       =========          =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 2,030              2,030
                                                                       =========          =========

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)  STRATOSPHERE CORPORATION AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                                                   2002              2001
---------------------------------------------                                                 --------          --------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                            $  3,281          $  1,656
        Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                                    10,562             7,313
               Provision for doubtful accounts                                                     485               336
               Gain (Loss) on sale or disposal of assets                                             1               (20)
               Changes in operating assets and liabilities:
                    Accounts receivable                                                            (46)             (701)
                    Other current assets                                                          (133)              (66)
                    Accounts payable - trade                                                    (1,091)             (407)
                    Accrued expenses                                                             4,357             1,001
                                                                                              --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       17,416             9,112
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in investments-restricted                                                        (800)              (49)
        Purchase of marketable securities                                                           --            (2,200)
        Proceeds from the sale of marketable securities                                             --             2,459
        Payments for property and equipment                                                     (1,402)           (2,808)
        Payments for construction-in-progress                                                   (2,148)          (43,193)
        Decrease (increase) in related party receivables                                            27              (146)
        Cash proceeds from sale of property and equipment                                            1                20
                                                                                              --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                           (4,322)          (45,917)
                                                                                              --------          --------

Cash Flows From Financing Activities:
        Debt issuance and deferred financing costs                                                (855)             (891)
        Proceeds from related party notes payable                                                   --            40,750
        Payments of related party notes payable                                                 (3,208)               --
        Payments on capital lease obligation                                                    (3,111)           (2,000)
                                                                                              --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             (7,174)           37,859
                                                                                              --------          --------

Net increase in cash and cash equivalents                                                        5,920             1,054
Cash and cash equivalents - beginning of period                                                 28,622            23,441
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $ 34,542          $ 24,495
                                                                                              ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest-net of capitalized interest of $-0- and $1.9
        million for the nine months ended September 30, 2002 and 2001, respectively           $  4,276          $  1,025
                                                                                              ========          ========

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

EARNINGS PER SHARE ("EPS")

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") in 1997. However, there is no effect on the EPS calculation as all Common Stock and potentially dilutive securities have been canceled as of the Effective Date, October 14, 1998. Pursuant to the Restated Second Amended Plan, 2,030,000 shares of new Common Stock were issued on the Effective Date. There were no potentially dilutive securities as of September 30, 2002.

(2) INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets for the Company principally consist of the excess of tax over book basis of assets due to the write down of assets for book purposes. The Company has recorded a valuation allowance at September 30, 2002 related to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized. To the extent realized, benefits remaining from pre-bankruptcy tax attributes will be reported as direct additions to contributed capital.

(3) RELATED PARTY TRANSACTIONS

Carl C. Icahn related entities own approximately 89.6% of the Company's Common Stock as of September 30, 2002. American Real Estate Holdings Limited Partnership ("AREH") owns 51% of the Company's Common Stock. AREH is the subsidiary limited partnership of American Real Estate Partners L.P. ("AREP"), a master limited partnership whose units are traded on the New York Stock Exchange. Mr. Icahn owns approximately 86% of the outstanding equity interests in AREP.

On February 1, 2002, the Company announced that it entered into a merger agreement under which AREH, through an affiliate, will acquire the remaining shares of Stratosphere that AREH does not currently own. AREH currently owns approximately 51% of Stratosphere and Nybor Limited Partnership, an entity affiliated with Mr. Icahn, owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000. Under the agreement the stockholders who are unaffiliated with Mr. Icahn are to receive a cash price of $45.32 per share, and the Icahn related stockholders (other than AREH) are to receive a cash price of $44.33 per share. AREH is to pay an aggregate of approximately $44.3 million for the Stratosphere shares.

On July 3, 2002, the Company paid AREH $730,000 and $125,000 to extend the maturity dates of the promissory notes payable to AREH as discussed in the "Debt" subsection of the "Liquidity and Capital Resources" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" following.

Certain employees of the Company provide management and other administrative services to Arizona Charlie's, Inc. and Fresca, LLC d.b.a. Arizona Charlie's East (entities indirectly owned 100% by Mr. Icahn). For the three months ended September 30, 2002, the Company received $234,786 and $164,904 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the three months ended September 30, 2001, the Company received $265,613 and $176,944 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the nine months ended September 30, 2002, the Company received $685,846 and $589,825 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. For the nine months ended September 30, 2001, the Company received $433,187 and $458,314 from Arizona Charlie's, Inc. and Arizona Charlie's East, respectively, as reimbursement for these services. These amounts are reflected as a reduction in selling, general and administrative expenses on the Statement of Operations.

Pursuant to wholesale tour and travel agreements with Maupintour Holding, LLC and Maupintour, LLC (companies owned by Mr. Icahn), the Company recorded hotel revenues of $21,902 and $175,281 during the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded hotel revenues of $118,492 and $484,212, respectively, from Maupintour Holding, LLC and Maupintour, LLC.

(4) CONTINGENCIES

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. Trial was conducted on June 20 and June 21, 2002 and the matter is currently under submission. The Company is awaiting the Court's decision. At December 31, 2001 and September 30, 2002, the Company classified preferential transfers of $2.3 million as an Other Receivable on the Consolidated Balance Sheet.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company has appealed the injunction based on its belief that the plaintiffs lack standing. The Company had already commenced these renovations prior to the Court's Order and completed these renovations in June, 2002. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company opposed the motion on the basis the fees sought were excessive. The court agreed and awarded the plaintiffs $8,305 in fees and costs. The plaintiffs have appealed that award. The matter of the legal fees was settled by agreement of the parties.

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

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed on October 29, 2002 to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account and is classified in Accounts Payable - Construction on the Consolidated Balance Sheet.

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

OVERVIEW

The Company operates an integrated casino, hotel and entertainment facility and a 1,149 foot, free-standing observation tower in Las Vegas, Nevada. As of September 30, 2002, the operations included 1,505 slot machines, 48 table games, a race and sports book, keno lounge, 2,444 hotel rooms and seven theme restaurants.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Casino revenues increased $.7 million (5%) from $17.0 million for the third quarter, 2001 to $17.7 million for the third quarter, 2002. Revenues from table games increased $.3 million (6%) from $4.5 million for the third quarter, 2001 to $4.8 million for the third quarter, 2002. The Company's win percentage for table games increased 1.3 percentage points (7%) from 18.9% for the third quarter, 2001 to 20.2% for the third quarter, 2002. The increased win percentage and increased customer play resulting from the completion of the 1,000 additional rooms associated with the Hotel Expansion at the end of June, 2001 contributed equally to the table games revenue increase. Revenues from slots increased $.3 million (2%) from $12.3 million for the third quarter, 2001 to $12.6 million for the third quarter, 2002. Casino revenues represented 40% and 39% of total gross revenues for the third quarters ended September 30, 2002 and 2001, respectively.

Hotel revenues decreased $.2 million (2%) from $9.6 million for the third quarter, 2001 to $9.4 million for the third quarter, 2002. The average daily rate ("ADR") decreased $1 (3%) from $46 during the third quarter, 2001 to $45 during the third quarter, 2002. Room occupancy decreased 1.1 percentage points (1%) from 94.6% during the third quarter, 2001 to 93.5% for the third quarter, 2002. Management attributes the decrease in ADR and occupancy percentage to uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Hotel revenues represented 21% and 22% of total gross revenues for the third quarters ended September 30, 2002 and 2001, respectively.

Food and beverage revenues increased $.3 million (3%) from $9.8 million for the third quarter, 2001 to $10.1 million for the third quarter, 2002. Food and beverage revenues increased during the third quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Food and beverage revenues represented 22% and 23% of total gross revenues for the third quarters ended September 30, 2002 and 2001, respectively.

Tower, retail and other income increased $.6 million (8%) from $6.9 million for the third quarter, 2001 to $7.5 million for the third quarter, 2002. Tower revenues increased $.4 million (14%) from $3.4 million for the third quarter, 2001 to $3.8 million for the third quarter, 2002. Tower visitations (including Top of the World dining) decreased 2,575 (1%) from 474,981 for the third quarter, 2001 to 472,406 for the third quarter, 2002. Management expects revenues from the Tower to decrease as visitors who have previously visited the Tower choose to experience other Las Vegas attractions and entertainment options. Management is investigating options to increase Tower revenues including, but not limited to, adding new thrill rides to the Tower. Entertainment revenues increased $.2 million (13%) from $1.4 million for the third quarter, 2001 to $1.6 million for the third quarter, 2002. Retail revenues decreased $.1 million (8%) from $1.1 million during the third quarter, 2001 to $1.0 million for the third quarter, 2002. Management expects retail revenues to decrease as leases associated with the Retail Center have been, and will continue to be, negotiated at lower rent rates in order to maintain tenant occupancy. Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Other revenues decreased $.2 million (14%) from $1.1 million for the third quarter, 2001 to $.9 million for the third quarter, 2002. Tower, retail and other revenues represented 17% and 16% of total gross revenues for the third quarters ended September 30, 2002 and 2001, respectively.

Promotional allowances decreased $.3 million (7%) from $3.8 million for the third quarter, 2001 to $3.5 million for the third quarter, 2002. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

Management anticipates the fourth quarter, 2002 revenues may be improved when compared to the fourth quarter, 2001 because the fourth quarter, 2001 was severely impacted by the September 11, 2001 terrorist attacks.

COSTS AND EXPENSES

Casino operating expenses increased $.1 million (1%) from $9.1 million for the third quarter, 2001 to $9.2 million for the third quarter, 2002.

Hotel operating expenses increased $.4 million (11%) from $4.0 million for the third quarter, 2001 to $4.4 million for the third quarter, 2002. Payroll increased $.3 million due to increased benefit expenses.

Food and beverage costs have decreased $.2 million (3%) from $7.4 million for the third quarter, 2001 to $7.2 million for the third quarter, 2002.

Other operating expenses remained flat at $3.3 million for the third quarter, 2001 and 2002. As a result of producing more shows in the Outdoor Events Center, entertainment fees have increased $.1 million (14%) from $.8 million for the third quarter, 2001 to $.9 million for the third quarter, 2002.

Depreciation and amortization expenses have increased $1 million (42%) from $2.3 million for the third quarter, 2001 to $3.3 million for the third quarter, 2002. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants and the depreciation of the Hotel Expansion completed in late June 2001.

Approximately 1,050 employees working in kitchen production, food service, slot service, bell service, housekeeping, and beverage service are currently covered by a collective bargaining agreement between Stratosphere Gaming Corporation and the Culinary Workers Union Local 226 and the Bartenders Union Local 165 (the "Unions"). This agreement had been in effect since June 1, 1997 and expired on May 31, 2002. On June 10, 2002, Stratosphere Gaming Corporation and the Unions agreed to a tentative agreement, which was subsequently ratified by the majority of the membership. Stratosphere and the Unions are currently in the process of finalizing the language of the new agreement. The new agreement was retroactive to June 1, 2002 and will expire on May 31, 2007 and provides for an increase in benefits of $.685 per hour worked or paid during the first year. Future increases are $.60, $.65, $.65 and $.65 per hour worked or paid for the years beginning June 1, 2003, 2004, 2005, and 2006, respectively. In addition, work rules and productivity standards were agreed to with respect to guestroom attendants and their daily room quotas. At current staffing and work levels, this new agreement is expected to increase payroll and related expenses $1.0 million for the 2002 fiscal year. Payroll and related expenses are anticipated to increase $1.5 million, $1.5 million, $1.6 million, $1.6 million and $.7 million for years 2003, 2004, 2005, 2006 and first half, 2007, respectively, as a result of this new agreement at current staffing and work levels.

OTHER FACTORS IMPACTING EARNINGS

Interest income decreased $.1 million (61%) from $.2 million for the third quarter, 2001 to $.1 million during the third quarter, 2002 due to lower interest rates from banking and financial institutions.

Interest expense decreased $.5 million (30%) from $1.6 million for the third quarter, 2001 to $1.1 million during the third quarter, 2002. Interest from the Company's note associated with the purchase of the retail mall and interest expenses associated with the Capital Lease each decreased $.1 million. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $.9 million during the third quarter, 2002. Interest associated with this note was capitalized as part of the construction costs during the second quarter, 2001. Amortization of debt issuance cost also increased interest expense by $.1 million.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Casino revenues increased $5.5 million (12%) from $44.6 million for the nine months ended September 30, 2001 to $50.1 million for the nine months ended September 30, 2002. Revenues from table games increased $2.1 million (18%) from $11.6 million for the nine months ended September 30, 2001 to $13.7 million for the nine months ended September 30, 2002. The Company's win percentage for table games increased 1.1 percentage points (6%) from 17.9% for the nine months ended September 30, 2001 to 19.0% for the nine months ended September 30, 2002. The increased win percentage and increased customer play resulting from the completion of the 1,000 additional rooms associated with the Hotel Expansion at the end of June, 2001 contributed 30% and 70%, respectively, to the table games revenue increase. Revenues from slots increased $3.8 million (12%) from $32.3 million for the nine months ended September 30, 2001 to $36.1 million for the nine months ended September 30, 2002. Management attributes the increased slot revenues to increased customer play resulting from the completion of the 1,000 rooms associated with the Hotel Expansion. Race and Sports book revenues decreased $.4 million from $.5 million for the nine months ended September 30, 2001 to $.1 million for the nine months ended September 30, 2002. The Company experienced an unexpected sports book loss of $.6 million related to the 2002 National Football League Superbowl. Casino revenues represented 39% of total gross revenues for the nine months ended September 30, 2002 and 2001.

Hotel revenues increased $5.7 million (26%) from $22.6 million for the nine months ended September 30, 2001 to $28.3 million for the nine months ended September 30, 2002. The average daily rate ("ADR") remained at $48 during the nine months ended September 30, 2001 and 2002. However, room occupancy decreased
6.6 percentage points (7%) from 96.6% during the nine months ended September 30, 2001 to 90.0% for the nine months ended September 30, 2002. The increase in hotel revenues is directly attributed to the increased room capacity brought about by the Hotel Expansion. Management attributes the decrease in the occupancy percentage to uncertain general economic conditions and increased competition from high-end casinos and hotels who have entered the mid-level casino customer market as a result of the September 11, 2001 terrorist attacks and the recent economic downturn. Hotel revenues represented 22% and 20% of total gross revenues for the nine months ended September 30, 2002 and 2001, respectively.

Food and beverage revenues increased $2.3 million (9%) from $27.4 million for the nine months ended September 30, 2001 to $29.7 million for the nine months ended September 30, 2002. Food and beverage revenues increased during the third quarter as a result of increased guest volume brought about by the completion of the 1,000 rooms associated with the Hotel Expansion. Food and beverage revenues represented 23% of total gross revenues for the nine months ended September 30, 2002 and 2001.

Tower, retail and other income decreased $1.2 million (6%) from $21 million for the nine months ended September 30, 2001 to $19.8 million for the nine months ended September 30, 2002. Tower revenues increased $.2 million (2%) from $9.9 million for the nine months ended September 30, 2001 to $10.1 million for the nine months ended September 30, 2002. Tower visitations (including Top of the World dining) decreased 134,896 (9%) from 1,455,601 for the nine months ended September 30, 2001 to 1,320,705 for the nine months ended September 30, 2002. Management expects revenues from the Tower to decrease as visitors who have previously visited the Tower choose to experience other Las Vegas attractions and entertainment options. Management is investigating options to increase Tower revenues including, but not limited to, adding new thrill rides to the Tower. Entertainment revenues increased $.3 million (9%) from $3.9 million for the nine months ended September 30, 2001 to $4.2 million for the nine months ended September 30, 2002. Retail revenues decreased $2.1 million (46%) from $4.6 million during the nine months ended September 30, 2001 to $2.5 million for the nine months ended September 30, 2002. Management expects retail revenues to decrease as leases associated with the Retail Center have been, and will continue to be, negotiated at lower rent rates in order to maintain tenant occupancy. Additionally, in July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail revenues, as a result of this transaction, decreased $2.1 million (46%) from $4.6 million for the nine months ended September 30, 2001 to $2.5 million for the nine months ended September 30, 2002. Other revenues remained flat at $2.6 million for the nine months ended September 30, 2001 and 2002. Tower, retail and other revenues represented 16% and 18% of total gross revenues for the nine months ended September 30, 2002 and 2001, respectively.

Promotional allowances increased $.7 million (6%) from $10.1 million for the nine months ended September 30, 2001 to $10.8 million for the nine months ended September 30, 2002. The increase in promotion allowances was the result of more direct mail promotions that include room, food and beverage being offered to guests on a complimentary basis. Complimentary rooms, food and beverage given to hosted players also contributed to the increase in promotional allowances. Management anticipates promotional allowances will increase in future periods with an increase in the number of hosted players, direct marketing efforts and special event offers targeting casino guests.

Management anticipates the fourth quarter, 2002 revenues may be improved when compared to the fourth quarter, 2001 because fourth quarter, 2001 was severely impacted by the September 11, 2001 terrorist attacks.

COSTS AND EXPENSES

Casino operating expenses increased $2.4 million (10%) from $24.0 million for the nine months ended September 30, 2001 to $26.4 million for the nine months ended September 30, 2002. The Company's slot lease, payroll and gaming tax expenses increased $.7 million (25%), $1.0 million (9%) and $.3 million (9%), respectively, as a result of increased casino play. Beginning in April 2002, the Company has reduced the number of participation slot machines on the casino floor in order to reduce slot lease expense. The costs associated with providing casino guests additional room nights on a complimentary basis and non-cash promotional expenses increased $.9 million. Because of this increase, management is reevaluating the number and amount of complimentary room nights and promotional items being offered to lower-tiered casino and hotel guests.

Hotel operating expenses increased $2.5 million (27%) from $9.4 million for the nine months ended September 30, 2001 to $11.9 million for the nine months ended September 30, 2002. Payroll and supplies expenses increased $2.3 million (24%) and $.3 million (18%), respectively, due to the additional 1,000 rooms associated with the Hotel Expansion. The increased costs of providing guests with complimentary room nights have been charged to casino and marketing operations. As a result, hotel complimentary expense decreased $.2 million.

Food and beverage costs have increased $1.2 million (6%) from $19.9 million for the nine months ended September 30, 2001 to $21.1 million for the nine months ended September 30, 2002. Cost of sales and payroll expenses increased $.5 million (6%) and $.7 million (5%), respectively. Management attributes this increase to increased guest volume brought about by the completion of the 1,000 rooms and new restaurants associated with the Hotel Expansion.

Other operating expenses decreased $1.2 million (11%) from $10.3 million for the nine months ended September 30, 2001 to $9.1 million for the nine months ended September 30, 2002. In July 2001, Leasing entered into an agreement with Tower Merchandise Management, LLC ("TMM") to lease the Stratosphere gift shops located in various places throughout the hotel property. TMM had been managing the operation of these shops since April 1996. Retail expenses, as a result of this transaction, decreased $1.6 million (100%) from $1.6 million for the nine months ended September 30, 2001 to $-0- for the nine months ended September 30, 2002. These retail expense savings will discontinue in the third quarter, 2002 indefinitely. Also, as a result of producing more shows in the Outdoor Events Center, entertainment fees have increased $.4 million (18%) from $2.3 million for the nine months ended September 30, 2001 to $2.7 million for the nine months ended September 30, 2002.

Depreciation and amortization expenses have increased $3.0 million (42%) from $7.0 million for the nine months ended September 30, 2001 to $10.0 million for the nine months ended September 30, 2002. Management attributes the increase to the depreciation and amortization of the retail mall assets over the remaining lease life of the current tenants and the depreciation of the Hotel Expansion completed in late June 2001.

Approximately 1,050 employees working in kitchen production, food service, slot service, bell service, housekeeping, and beverage service are currently covered by a collective bargaining agreement between

Stratosphere Gaming Corporation and the Culinary Workers Union Local 226 and the Bartenders Union Local 165 (the "Unions"). This agreement had been in effect since June 1, 1997 and expired on May 31, 2002. On June 10, 2002, Stratosphere Gaming Corporation and the Unions agreed to a tentative agreement, which was subsequently ratified by the majority of the membership. Stratosphere and the Unions are currently in the process of finalizing the language of the new agreement. The new agreement was retroactive to June 1, 2002 and will expire on May 31, 2007 and provides for an increase in benefits of $.685 per hour worked or paid during the first year. Future increases are $.60, $.65, $.65 and $.65 per hour worked or paid for the years beginning June 1, 2003, 2004, 2005, and 2006, respectively. In addition, work rules and productivity standards were agreed to with respect to guestroom attendants and their daily room quotas. At current staffing and work levels, this new agreement is expected to increase payroll and related expenses $1.0 million for the 2002 fiscal year. Payroll and related expenses are anticipated to increase $1.5 million, $1.5 million, $1.6 million, $1.6 million and $.7 million for years 2003, 2004, 2005, 2006 and first half, 2007, respectively, as a result of this new agreement at current staffing and work levels.

OTHER FACTORS IMPACTING EARNINGS

Interest income decreased $.5 million (58%) from $.8 million for the nine months ended September 30, 2001 to $.3 million during the nine months ended September 30, 2002 due to lower interest rates from banking and financial institutions.

Interest expense increased $1.4 million (57%) from $2.5 million for the nine months ended September 30, 2001 to $3.9 million during the nine months ended September 30, 2002. Interest from the Company's note associated with the purchase of the retail mall and interest expenses associated with the Capital Lease decreased $.3 million and $.2 million, respectively. Interest expense associated with the $73.0 million Note Payable to AREH used to finance the Hotel Expansion was $2.7 million during the nine months ended September 30, 2002. Interest associated with this note was capitalized as part of the construction costs during the six months ended June 30, 2001. Amortization of debt issuance cost also increased interest expense by $.4 million.

LIQUIDITY AND CAPITAL RESOURCES

DEBT

On May 1, 2001, the Company delivered a $73.0 million promissory note for a construction loan to AREH in order to finance the construction of the Hotel Expansion. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal monthly installments based on a twenty
(20) year amortization schedule and continuing through and including June 2002 when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred (300) basis points plus (ii) the 90 day London Interbank Offered Rate ("LIBOR"). This interest rate at September 30, 2002 was 4.83%. The Company paid AREH one point or $730,000 on July 3, 2001 for this loan. On July 3, 2002, the Company paid an additional $730,000 to obtain a twenty-four (24) month extension of the loan term.

On May 1, 2001, the Company delivered a $12.5 million promissory note to AREH to replace the $12.5 million demand note used to acquire the property under the Master Lease from Strato-Retail, LLC. The promissory note is secured by a deed of trust on the real property occupied by Stratosphere. In November 2001 the Company began making principal payments on the loan in equal installments based on a twenty (20) year amortization schedule and continuing through and including July 8, 2002, when the remaining balance shall be due. Interest accrues at a variable rate per annum equal to the sum of (i) three hundred fifty (350) basis points plus (ii) the 90 day LIBOR. This interest rate at September 30, 2002 was 5.33%. The Company paid AREH one point or $125,000 on May 4, 2001 for this loan. On July 3, 2002, the Company paid an additional $125,000 to obtain a twelve (12) month extension of the loan term.

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

CASH FLOW, WORKING CAPITAL AND CAPITAL EXPENDITURES

The Company had unrestricted cash balances of $34.5 million as of September 30, 2002. The Company has relied on unrestricted cash balances and its ability to generate cash flow from operations to fund its working capital needs.

During the nine months ended September 30, 2002, the Company generated $17.4 million in cash flows from operating activities. These funds were used to pay $3.2 million on notes to related parties, $3.1 million for payments on the capital lease, $3.5 million for property, equipment and construction costs and $.8 million to fund restricted investments.

As of September 30, 2002, the Company had approximately $1.9 million accrued for unsecured disputed claims related to the Restated Second Amended Plan. The $1.9 million estimated accrual for unsecured disputed claims is included in other accrued expenses on the accompanying September, 2002 Condensed Consolidated Balance Sheet. Additional payments required, if any, will be made from restricted cash and/or investment balances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's debt obligations are subject to interest rate risk. The interest rates under these obligations are based on LIBOR plus applicable margins. As interest rates fluctuate, the Company will experience changes in interest expense. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, if interest rates increased 100 basis points, interest expense on the Company's debt obligations at September 30, 2002 would increase $.8 million during the next 12 months.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has filed a complaint for the avoidance of preferential transfers made to Grand Casinos, Inc. ("Grand"). Included in the complaint are approximately $5.9 million of payments made to Grand prior to the Company beginning bankruptcy proceedings. Trial was conducted on June 20 and June 21, 2002 and the matter is currently under submission. The Company is awaiting the Court's decision. At December 31, 2001 and September 30, 2002, the Company classified preferential transfers of $2.3 million as an Other Receivable on the Consolidated Balance Sheet.

On January 31, 2001, the Company was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. The Company removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee
v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted the Company's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. The Company and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that the Company must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. The Company has appealed the injunction based on its belief that the plaintiffs lack standing. The Company had already commenced these renovations prior to the Court's Order and completed these renovations in June, 2002. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. The Company opposed the motion on the basis the fees sought were excessive. The court agreed and awarded the plaintiffs $8,304.67 in fees and costs. The plaintiffs have appealed that award. The matter of the legal fees was settled by agreement of the parties.

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

The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed on October 29, 2002 to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account and is classified in Accounts Payable - Construction on the Consolidated Balance Sheet.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

         99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STRATOSPHERE CORPORATION
                                 Registrant
Date:   November 13, 2002
                                 By:      /s/ Richard P. Brown
                                          -------------------------------------
                                 Name:    Richard P. Brown
                                 Title:   President

                                 By:      /s/ Denise Barton
                                          -------------------------------------
                                 Name:    Denise Barton
                                 Title:   Chief Financial Officer

                        FORM OF SECTION 302 CERTIFICATION


I, Richard P. Brown, President of Stratosphere Corporation (the "Registrant"), certify that:

         (1) I have reviewed this quarterly report on Form 10Q of Stratosphere Corporation;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                      By:      /s/ Richard P. Brown
                                               ---------------------------------
                                      Name:    Richard P. Brown
                                      Title:   President

FORM OF SECTION 302 CERTIFICATION

I, Denise Barton, Chief Financial Officer of Stratosphere Corporation (the "Registrant"), certify that:

         (1) I have reviewed this quarterly report on Form 10Q of Stratosphere Corporation;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                      By:      /s/ Denise Barton
                                               ---------------------------------
                                      Name:    Denise Barton
                                      Title:   Chief Financial Officer

EXHIBIT INDEX

                            STRATOSPHERE CORPORATION


Exhibit
Number
-------
(a)      Exhibits

         99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

         99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2002.