Form 10-K/A
period 2001-12-31
STRATOSPHERE CORP
filed 2002-11-22
CIK 897743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 4
(MARK ONE)

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

      In June 2000, the Company and two entities owned and controlled by Mr. Carl C. Icahn, Arizona Charlie's, Inc. ("Arizona Charlie's") and Fresca LLC d.b.a. Arizona Charlie's East ("Fresca"), formed Stratosphere Development, LLC ("Development"), to provide development and construction management services for construction related projects to the aforementioned properties. Development was formed as a series Limited Liability Company under Delaware law with one or more series of members and/or limited liability company interests having separate rights, powers or duties with respect to specified property or obligations of the limited liability company or profits and losses associated with specified property or obligations. Development established three series of interests, each of which has a single member. The Stratosphere Series, to which Stratosphere is a member; the Arizona Charlie's Series, to which Arizona Charlie's is a member; and the Fresca Series, to which Fresca is a member. Each member associated with a series as it relates to such series has full, exclusive and complete discretion to manage and control the business and affairs of Development as it relates to such series, to make all decisions affecting the business and affairs of Development as it relates to such series and to take all such actions as it deems necessary, appropriate or convenient to or for the furtherance of purposes of Development as it relates to such series. Each member associated with a series is an agent of Development's business and the actions of the member taken in such capacity and in accordance with the operating agreement shall bind Development with respect to the series to which such member is associated. Because of this structure, there is no voting provision in the operating agreement. Each of the interests relate to specified assets, properties and obligations of the limited liability company and only to such assets, obligations and properties. The debts, liabilities and obligations incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable against the assets of such series only, and not against the assets of the limited liability company generally or any other series hereof. No member shall be individually liable under a judgment, decree or order of a court, or any other manner, for a debt, obligation or liability of the Company or of any Series except as provided by law or in an agreement signed by such Member. Development's financial results that pertain to the Stratosphere Interests are included in the accompanying consolidated financial statements. The table below represents the combined financial statements of Stratosphere Development as of December 31, 2001:

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

10(30)     First Amendment to Operating Agreement of Stratosphere Development, LLC.

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

                                       STRATOSPHERE CORPORATION
                                       Registrant

Date:   November 22, 2002              By:       /s/ Richard Brown
                                       -----------------------------------------
                                       Name:   Richard Brown
                                               ---------------------------------
                                       Title:  President
                                               ---------------------------------

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


Dated: November 22, 2002




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


Dated: November 22, 2002




/s/ Denise Barton
--------------------------------
Denise Barton
Chief Financial Officer